Form 10-Q
period 2001-03-31
NICHOLAS INVESTMENT INC
filed 2001-05-14
CIK 1123312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2001
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to ___________

                        Commission File number 000-31899

                        NICHOLAS INVESTMENT COMPANY, INC.
   (Exact name of small business issuer as registrant as specified in charter)

         Nevada                                          33-0788293
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification No.)

                 2220 Otay Lake Rd., #50925, Eastlake, CA 91915
                     (Address of principal executive office)

          Registrants telephone no., including area code (619) 421-5492

                                       N/A
                    (Former name, changed since last report)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

       Class                              Outstanding as of  March 31, 2001
Common Stock, $0.001                           11,345,250

                                        i





                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                    Page

Item 1.                    Consolidated Financial Statements                1

                           Consolidated Balance Sheets  December 31, 2000
                              And March 31, 2001                            2

                           Consolidated Statements of Operations   three months
                              Ended March 31, 2001 and March 31, 2000       3

                           Consolidated Statement of Stockholders Equity    4

                           Consolidated Statements of Cash Flows  three months
                                Ended March 31, 2000 and 2001               5

                           Notes to Consolidated Financial Statements       6

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                         7-8




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                                8

Item 2.                    Changes in Security                              8

Item 3.                    Defaults Upon Senior Securities                  8

Item 4.                    Submission of Matter to a Vote of                8
                               Securities Holders

Item 5.                    Other Information                                8

Item 6.                    Exhibits and Reports on Form 8-K                 8

                           Signatures                                       S-1






                                       ii



                          PART 1 FINANCIAL INFORMATION

                           Item 1. Financial Statement


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited balance sheet of the Company as of March 31, 2001, and the related audited balance sheet of the Company as of December 31, 2000, the unaudited statement of operations and cash flows for the three months ended March 31, 2001 and 2000 the audited statements of stockholders equity for the period from December 31, 1998 through December 31, 2000 and the audited Statement of Stock Holders Equity for the period of January 1, 2001 through March 31, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.





                           NICHOLAS INVESTMENT COMPANY

                              FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000









                                        1



                           NICHOLAS INVESTMENT COMPANY
                                 Balance Sheets


                                     ASSETS

                                                     March 31,      December 31,
                                                      2001               2000
                                                     (Unaudited)
CURRENT ASSETS

   Cash                                 $              33,639      $47,338

     Total Current Assets                              33,639       47,338

PROPERTY - NET (Note 3)                               536,345      538,561

     TOTAL ASSETS                                     $569,984    $585,899

                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

   Accounts payable                                     $4,207       $2,115
   Accrued expenses                                     30,000       40,000
   Notes payable, current portion (Note 4)               7,964        9,242

     Total Current Liabilities                          42,171       51,357

LONG-TERM LIABILITIES

   Notes payable (Note 4)                               453,093      453,093

     Total Long-Term Liabilities                        453,093      453,093

     Total Liabilities                                  495,264      504,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY

   Common stock: $0.001 par value, authorized 100,000,000
    shares; 11,345,250 shares issued and outstanding     11,345       11,345
   Additional paid-in capital                           374,371      374,371
   Accumulated deficit                                 (310,996)    (304,267)

     Total Stockholders Equity                          74,720       81,449

     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY         $569,984     $585,899
                                        2



NICHOLAS INVESTMENT COMPANY Statements of Operations (Unaudited)


                                               For the Three Months Ended
                                                        March 31,
                                                2001                2000
REVENUES

   Rental revenue                               $11,765         $13,023

     Total Revenues                              11,765          13,023

OPERATING COSTS

   Amortization and depreciation                  2,217           2,217
   General and administrative                     6,593           5,318

     Total Operating Costs                        8,810           7,535

INCOME FROM OPERATIONS                            2,955           5,488

OTHER EXPENSE

   Interest expense                               9,684           8,617

     Total Other Expense                          9,684           8,617

LOSS BEFORE TAXES                                (6,729)         (3,129)

INCOME TAX EXPENSE                                    -               -

NET LOSS                                 $       (6,729) $      (3,129)

BASIC LOSS PER COMMON SHARE             $        (0.00)  $       (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                 11,345,250      10,885,909






                                        3
                        NICHOLAS INVESTMENT COMPANY, INC.
                        Statements of Stockholders Equity


                                          Common Stock
                                  Shares             Amount

Balance, December 31, 1999          10,795,250      $10,795

March 16, 2000 common stock
 issued at $0.20 per share for
 conversion of related party debt      550,000          550

Net loss for the year ended
 December 31, 2000                           -            -

Balance, December 31, 2000          11,345,250       11,345
Net loss for the three months
 ended March 31, 2001
 (unaudited)                                 -            -
Balance, March 31, 2001
 (unaudited)                        11,345,250      $11,345







                                    Additional
                                     Paid in     Accumulated
                                     Capital        Deficit

Balance, December 31, 1999           $264,921   $(218,520)

March 16, 2000 common stock
 issued at $0.20 per share for
 conversion of related party debt     109,450           -

Net loss for the year ended
 December 31, 2000                          -     (85,747)

Balance, December 31, 2000            374,371    (304,267)

Net loss for the three months
 ended March 31, 2001
 (unaudited)                                -      (6,729)

Balance, March 31, 2001
 (unaudited)                         $374,371   $(310,996)







                                        4
                        NICHOLAS INVESTMENT COMPANY, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                    For the Three Months Ended
                                                                 March 31,
                                                          2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES:

   Loss from operations                             $       (6,729)  $   (3,129)
   Adjustments to reconcile net income to net cash used
    by operating activities:
     Amortization and depreciation expense                    2,217        2,217
   Changes in operating assets and liabilities:
     Decrease in accounts payable                             2,092            -
     Decrease in accrued expenses                          (10,000)      (1,306)
     Increase in security deposit                                -        1,100

       Net Cash (Used) by Operating Activities              (12,420)     (1,118)

CASH FLOWS FROM INVESTING ACTIVITIES:                             -          -

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments in long-term debt                     (1,279)      (1,082)

       Net Cash Provided (Used) by Financing Activities     (1,279)      (1,082)

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                               (13,699)      (2,200)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                   47,338       15,491

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $33,639      $13,291

Cash paid for:

   Interest                                                  $9,684       $8,617
   Income taxes                                       $           -$           -

Non-Cash Financing Activities:

   Common stock issued for conversion of
related party debt                                    $           -     $110,000





                                        5

                        NICHOLAS INVESTMENT COMPANY, INC.
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 -       BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Companys most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -       GOING CONCERN

The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to complete a limited offering of its common stock. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses; however, there can be no assurance that the plans of management will prove successful.












                                        6




                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forward of $310,996 since inception through March 31, 2001.

     The Companys consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs. In the interim, theCompany intends to raise additional capital through private placements of its common stock.

Liquidity and Capital Resources

     As of March 31, 2001 the Company has $33,639 in total current assets and equity of $(74,720) with which to pay its obligations. The Company is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

Results of Operations

     For the first quarter ended March 31, 2001 the Company had revenues of $11,765 and expenses of $18,494 compared to revenues of $13,023 and expenses of $16,152 as of March 31, 2000.


Net Operating Loss

     The Company has accumulated approximately $310,996 of net operating losses carryforwards as of March 31, 2001, which maybe offset against taxable income and income taxes in future years. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2015. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.



                                        7
Sale of Common Capital Stock

         None.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.


                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.
                          ITEM 2. CHANGES IN SECURITIES

         None.
                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION


         None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Form 10SBA filed by reference on March 7, 2001.

                                        8
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                    NICHOLAS INVESTMENT COMPANY INC.


Dated: May 14, 2001

                                                     By:/S/ John Kirchner
                                                        John Kirchner
                                                        President

























                                                                  S-1