Form 10QSB
period 2001-06-30
NICHOLAS INVESTMENT INC
filed 2001-08-14
CIK 1123312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended June 30, 2001
                                       or

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

      Class                              Outstanding as of  June 30, 2001
Common Stock, $0.001                                 11,345,250

                                        i





                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                  Page

Item 1.                    Consolidated Financial Statements              1

                           Consolidated Balance Sheets  December 31, 2000
                              And June 30, 2001                           2

                           Consolidated Statements of Operations six months
                              Ended June 30, 2001 and June 30, 2000       3

                           Consolidated Statement of Stockholders Equity  4

                           Consolidated Statements of Cash Flows  six months
                                Ended June 30, 2000 and 2001              5

                           Notes to Consolidated Financial Statements     6

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                       7-8




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                               8

Item 2.                    Changes in Security                             8

Item 3.                    Defaults Upon Senior Securities                 8

Item 4.                    Submission of Matter to a Vote of               8
                               Securities Holders

Item 5.                    Other Information                               8

Item 6.                    Exhibits and Reports on Form 8-K                8

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

     The unaudited balance sheet of the Company as of June 30, 2001, and the related audited balance sheet of the Company as of December 31, 2000, the unaudited statement of operations and cash flows for the six months ended June 30, 2001 and 2000 the audited statements of stockholders equity for the period from December 31, 1998 through December 31, 2000 and the unaudited Statement of Stock Holders Equity for the period of January 1, 2001 through June 30, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.










                           NICHOLAS INVESTMENT COMPANY

                              FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000



   The accompanying notes are an integral part of these financial statements.


                           NICHOLAS INVESTMENT COMPANY
                                 Balance Sheets


                                                      ASSETS

                                                           June 30, December 31,
                                                            2001      2000
                                                          (Unaudited)
CURRENT ASSETS

Cash$                                                       28,434    $  47,338

Total Current Assets                                        28,434       47,338

PROPERTY - NET                                             534,128      538,561

TOTAL ASSETS                                             $ 562,562    $ 585,899

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

Accounts payable                                         $   4,292    $   2,115
Accrued expenses                                            30,000       40,000
Notes payable, current portion                               5,675        9,242

Total Current Liabilities                                   39,967       51,357

LONG-TERM LIABILITIES

Notes payable                                              453,093      453,093

Total Long-Term Liabilities                                453,093      453,093

Total Liabilities                                          493,060      504,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY

Common stock: $0.001 par value, authorized 100,000,000
shares; 11,345,250 shares issued and outstanding            11,345       11,345
Additional paid-in capital                                 374,371      374,371
Accumulated deficit                                       (316,214)    (304,267)

Total Stockholders Equity                                  69,502       81,449

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY               $ 562,562    $ 585,899




                                            NICHOLAS INVESTMENT COMPANY
                                             Statements of Operations
                                                    (Unaudited)


                                                For the
                                        Three Months ended
                                              June 30
                                         2001             2000

REVENUES

Rental revenue                     $     12,250    $     11,405

Total Revenues                           12,250          11,405
OPERATING COSTS

Amortization and depreciation             2,216           2,216
General and administration                6,580           4,104

Total Operating Costs                     8,796           6,320

INCOME FROM OPERATIONS                    3,454           5,085

OTHER EXPENSE

Interest expense                          8,672           8,504

Total Other Expense                       8,672           8,504

(LOSS) BEFORE TAXES                      (5,218)         (3,419)

INCOME TAX EXPENSE                          -               -

NET (LOSS)                       $       (5,218) $      (3,419)

BASIC (LOSS) PER COMMON SHARE    $       0.00    $      (0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                          11,345,250      11,345,250





                                                For the
                                           Six Months Ended
                                                June 30
                                             2001          2000


REVENUES

Rental revenue                         $     24,015    $     24,428

Total Revenues                               24,015          24,428

OPERATING COSTS

Amortization and depreciation                 4,433           4,433
General and administration                   13,173           9,422

Total Operating Costs                        17,606          13,855

INCOME FROM OPERATIONS                        6,409          10,573

OTHER EXPENSE

Interest expense                             18,356          17,121

Total Other Expense                          18,356          17,121

(LOSS) BEFORE TAXES                         (11,947)         (6,548)

INCOME TAX EXPENSE                              -               -

NET (LOSS)                          $      (11,947)  $       (6,548)

BASIC (LOSS) PER COMMON SHARE      $        (0.00)   $        (0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                              11,115,580      11,345,250




                                         NICHOLAS INVESTMENT COMPANY, INC.
                                        Statements of Stockholders Equity

                                                   Common Stock
                                                shares         amount


Balance, December 31, 1999                 10,795,250     $        10,795

March 16, 2000 common stock
 issued at $0.20 per share for
 conversion of related party debt             550,000                 550

Net loss for the year ended
 December 31, 2000                             -                   -

Balance, December 31, 2000                 11,345,250              11,345

Net loss for the six months
 ended June 30, 2001(unaudited)                -                   -

Balance, June 30, 2001
 (unaudited)                               11,345,250     $        11,345





                                                   Adiitional
                                                     Paid in         Accumulated
                                                    Capital             Deficit

Balance, December 31, 1999                            $ 264,921       $(218,520)

March 16, 2000 common stock
issued at $0.20 per share for
conversion of related party debt                        109,450             -

Net loss for the year ended
December 31, 2000                                           -           (85,747)

Balance, December 31, 2000                              374,371        (304,267)

Net loss for the six months
ended June 30, 2001(unaudited)                              -           (11,947)

Balance, June 30, 2001
(unaudited)                                           $ 374,371       $(316,214)



                                         NICHOLAS INVESTMENT COMPANY, INC.
                                             Statements of Cash Flows
                                                    (Unaudited)

                                                       For the Six Months Ended
                                                                 June 30
                                                        2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES

Income (loss) from operations                     $    (11,947) $      (6,548)
Adjustments to reconcile net income to net cash used by operating activities:
Amortization and depreciation expense                      4,433        4,433
Changes in operating assets and liabilities:
Decrease in accounts payable                               2,177        1,917
Decrease in accrued expenses                              (10,000)      (1,306)
Increase in security deposit                                  -          1,100

Net Cash Provided (Used) by Operating Activities         (15,337)        (404)

CASH FLOWS FROM INVESTING ACTIVITIES                          -            -

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments in long-term debt                      (3,567)      (2,185)

Net Cash Provided (Used) by Financing Activities          (3,567)      (2,185)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (18,904)      (2,589)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           47,338       15,491

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  28,434    $  12,902

Cash paid for:
Interest                                                $  18,356    $  17,121
Income tax                                        $           -$           -

Non-Cash Financing Activities:

Common stock issued for conversion of debt       $           -      $ 110,000



                        NICHOLAS INVESTMENT COMPANY, INC.
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 -       BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Companys most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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



                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern and Ability of the Company to Continue

The Company had a net operating loss carry forward of $316,214 since inception through June 30, 2001.

The Companys consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs. In the interim, the Company intends to raise additional capital through private placements of its common stock.

Liquidity and Capital Resources

     As of June 30, 2001 the Company had $28,434 in total current assets and equity of $69,502 with which to pay its obligations. The Company is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

Results of Operations

     For the three months ended June 30, 2001 the Company had revenues of $12,250, of operating costs of $8,796, other expenses of $8,672 and a net loss of $5,218 for the same period of 2000. This is compared to revenues of $11,405, operating costs of $6,320, other expenses of $8,504 and a net loss of $3,419.

     For the six months ended June 30, 2001 the Company had revenues of $24,015, operating costs of $17,606, other expenses of $18,356, and a net loss of $11,947. This is compared to revenues of $24,428, operating costs of $13,855, other expenses of $7,121 and a net loss of $6,548 for the same period of 2000.

Net Operating Loss

     The Company has accumulated approximately $316,214 of net operating losses carryforwards as of June 30, 2001, which maybe offset against taxable income and income taxes in future years. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2015. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.
                                        7
Sale of Common Capital Stock

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

         None.
                          ITEM 2. CHANGES IN SECURITIES

         None.
                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION


         None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Form 10A filed by reference on May 14, 2001.
b.       Form 10SB12G/A filed by reference on May 14, 2001.
                                        8

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                    NICHOLAS INVESTMENT COMPANY INC.


Dated: August 13, 2001, 2001

                                                      By:/S/ John Kirchner
                                                             John Kirchner
                                                             President
























                                                                  S-1