Form 10QSB
period 2001-09-30
NICHOLAS INVESTMENT CO INC
filed 2001-11-09
CIK 1123312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended September 30, 2001
                                       or

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

      Class                              Outstanding as of  September 30, 2001
Common Stock, $0.001                                  11,345,250
                                        i



                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION
Heading                                                                   Page

Item 1.                    Consolidated Financial Statements               1

                           Consolidated Balance Sheets  September 30, 2001
                              And December 31, 2000                        2

                           Consolidated Statements of Operations nine months
                              Ended September 30, 2001
                              and September 30, 2000                       3

                           Consolidated Statement of Stockholders Equity   4

                           Consolidated Statements of Cash Flows  nine months
                                Ended September 30, 2001
                                and September 30, 2000                     5

                           Notes to Consolidated Financial Statements      6

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                        7-8




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                               8

Item 2.                    Changes in Security                             8

Item 3.                    Defaults Upon Senior Securities                 8

Item 4.                    Submission of Matter to a Vote of               8
                               Securities Holders

Item 5.                    Other Information                               8

Item 6.                    Exhibits and Reports on Form 8-K                8

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

     The unaudited balance sheet of the Company as of September 30, 2001, and the related audited balance sheet of the Company as of December 31, 2000, the unaudited statement of operations and cash flows for the nine months ended September 30, 2001 and 2000 the audited statements of stockholders equity for the period from December 31, 1998 through December 31, 2000 and the unaudited Statement of Stock Holders Equity for the period of January 1, 2001 through September 30, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.









                           NICHOLAS INVESTMENT COMPANY

                              FINANCIAL STATEMENTS

                    September 30, 2001 and December 31, 2000


                                        1
                           NICHOLAS INVESTMENT COMPANY
                                 Balance Sheets


                                                                ASSETS

                                                 September 30,     December 31,
                                                   2001                2000
(Unaudited)
CURRENT ASSETS

Cash$                                                  18,280           $ 47,338

Total Current Assets                                   18,280             47,338

PROPERTY - NET                                        531,911            538,561

TOTAL ASSETS                                         $550,191           $585,899




                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

Accounts payable                                     $   1,382        $   2,115
Accrued expenses                                        23,000           40,000
Notes payable, current portion                           9,961            9,242

Total Current Liabilities                               34,343           51,357

LONG-TERM LIABILITIES

Notes payable                                          445,483          453,093

Total Long-Term Liabilities                            445,483          453,093

Total Liabilities                                      479,826          504,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERs EQUITY

Common stock: $0.001 par value,
authorized 100,000,000
shares; 11,345,250 shares issued
and outstanding                                         11,345           11,345
Additional paid-in capital                             374,371          374,371
Accumulated deficit                                   (315,351)        (304,267)

Total Stockholders Equity                               70,365           81,449

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                                  $ 550,191        $ 585,899



                           NICHOLAS INVESTMENT COMPANY
                            Statements of Operations
                                   (Unaudited)

                                                                For the
                                                     Three Months Ended
                                                           September 30,
                                                     2001             2000

REVENUES

   Rental revenue                            $         13,400  $        11,825

     Total Revenues                                    13,400           11,825

OPERATING COSTS

   Amortization and depreciation                        2,217            2,217
   General and administration                           1,325            5,827

     Total Operating Costs                              3,542            8,044

INCOME (LOSS)  FROM OPERATIONS                          9,858            3,781

OTHER EXPENSE

   Interest expense                                     8,994            8,665

     Total Other Expense                                8,994            8,665

INCOME (LOSS) BEFORE TAXES                                864           (4,884)

INCOME TAX EXPENSE                                          -                -

NET INCOME (LOSS)                            $            864  $        (4,884)

BASIC INCOME (LOSS) PER
 COMMON SHARE                                $           0.00  $         (0.00)

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING                                       11,345,250       11,345,250



                                                   For the
                                             Nine Months Ended
                                               September 30,
                                           2001              2000

REVENUES

Rental revenue                        $     37,415    $     36,253

Total Revenues                              37,415          36,253

OPERATING COSTS

Amortization and depreciation                6,650           6,650
General and administration                  14,499          15,249

Total Operating Costs                       21,149          21,899

INCOME (LOSS) FROM OPERATIONS               16,266          14,354

OTHER EXPENSE

Interest expense                            27,350          25,786

Total Other Expense                         27,350          25,786

INCOME (LOSS) BEFORE TAXES                 (11,084)        (11,432)

INCOME TAX EXPENSE                               -               -

NET INCOME (LOSS)                   $      (11,084) $      (11,432)

BASIC INCOME (LOSS) PER
COMMON SHARE                        $        (0.00) $        (0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                             11,345,250      11,192,695

The accompanying notes are an integral part of these financial statements




                        NICHOLAS INVESTMENT COMPANY, INC.
                        Statements of Stockholders Equity


                                                    Common Stock
                                            Shares             Amount

Balance, December 31, 1999                 10,795,250     $        10,795

March 16, 2000 common stock
 issued at $0.20 per share for
 conversion of related party debt             550,000                 550

Net loss for the year ended
 December 31, 2000                                  -                   -

Balance, December 31, 2000                 11,345,250              11,345

Net loss for the nine months
 ended September 30, 2001
 (unaudited)                                        -                   -

Balance, September 30, 2001
 (unaudited)                               11,345,250     $        11,345





                                                        Additional
                                                         Paid-In     Accumulated
                                                         Capital       Deficit

Balance, December 31, 1999                            $ 264,921       $(218,520)

March 16, 2000 common stock
issued at $0.20 per share for
conversion of related party debt                        109,450               -

Net loss for the year ended
December 31, 2000                                             -         (85,747)

Balance, December 31, 2000                              374,371        (304,267)

Net loss for the nine months
ended September 30, 2001
(unaudited)                                                   -         (11,084)

Balance, September 30, 2001
(unaudited)                                           $ 374,371       $(315,351)


The accompanying notes are an integral part of these financial statements



                        NICHOLAS INVESTMENT COMPANY, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                              For the Nine Months Ended
                                                    September 30,
                                              2001               2000

CASH FLOWS FROM OPERATING ACTIVITIES

Income (loss) from operations             $    (11,084) $     (11,432)
Adjustments to reconcile net
income to net cash used by operating
activities:
Amortization and depreciation expense              6,650        6,650
Changes in operating assets and liabilities:
(Increase) decrease in accounts payable             (733)       3,217
Decrease in accrued expenses                     (17,000)      (1,306)
Increase in security deposit                           -        1,100

Net Cash Provided (Used) by
Operating Activities                             (22,167)      (1,771)

CASH FLOWS FROM INVESTING ACTIVITIES                   -            -

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments in long-term debt              (6,891)      (3,270)

Net Cash Provided (Used) by
Financing Activities                              (6,891)      (3,270)

DECREASE IN CASH AND
CASH EQUIVALENTS                                 (29,058)      (5,041)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                            47,338       15,491

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                               $  18,280    $  10,450

Cash paid for:

Interest                                       $  18,356    $  25,786
Income tax                                     $   -        $     -

Non-Cash Financing Activities:

Common stock issued for
conversion of debt                         $           -    $ 110,000


The accompanying notes are an integral part of these financial statements




                        NICHOLAS INVESTMENT COMPANY, INC.
                        Notes to the Financial Statements
                    September 30, 2001 and December 31, 2000





NOTE 1 -       BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Companys most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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







                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern and Ability of the Company to Continue

     The Company had a net operating loss carry forward of $315,351 since inception through September 30, 2001.

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

Liquidity and Capital Resources

     As of September 30, 2001 the Company had total current assets of $18,280. The current assets aree comprised of $18,280 in cash. The Company is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

Results of Operations

     For the three months ended September 20, 2001 the company had revenues of $13,400, operating costs of $3,542, interest expense of $8,994 and net income of $864. This is compared to revenues of $11,825, operational costs of $8,044, interest expense of $8,665 and a net loss of $(4,884) for the same period of 2000.

     For the nine months ended September 30, 2001 the Company had revenues of $37,415, operating costs of $21,149, interest expense of $27,350 and a net loss of $(11,084). This is compared to revenues of $36,253, operating costs of $21,889, interest expense of $25,786 and a net loss of $(11,432) for the same period of 2000.

Net Operating Loss

The Company has accumulated approximately $316,214 of net operating losses carryforwards as of June 30, 2001, which maybe offset against taxable income and income taxes in future years. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2016. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.
                                        7
Sale of Common Capital Stock

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

         None.
                          ITEM 2. CHANGES IN SECURITIES

         None.
                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION


         The Company cleared its 10SB with the SEC on May 17, 2001.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Form 10QSB filed by reference on August 14, 2001.

                                        8

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                    NICHOLAS INVESTMENT COMPANY INC.


Dated: November 8, 2001

                                       By:/S/ John Kirchner
                                       John Kirchner
                                       President


                                       S-1