Form 10KSB
period 2001-12-31
NICHOLAS INVESTMENT CO INC
filed 2002-03-27
CIK 1123312

2


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-27715

                        NICHOLAS INVESTMENT COMPANY, INC.
                 (Name of small business issuer in its charter)

                  Nevada                         33-0788293
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

                 2220 Otay Lakes Rd., #50925, Eastlake, CA 91915
               (Address of principal executive offices) (Zip Code)

Issuers telephone no.:  (619) 421-5492

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common

     Check  whether  the issuer (1) filed all  reports  required  to be filed in
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuers revenues for its most recent fiscal year. $ 50,840.00

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days.
$397,230.00 (the aggregate market value of the voting stock held by non-affiliates is undeterminable because as is considered to be 0.).
     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.

                  Class                   Outstanding as of December 31, 2001
         Common Stock, $.001 Par Value                11,345,250


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
Transitional Small Business Disclosure Format.       Yes [x]        No [  ]


                        NICHOLAS INVESTMENT COMPANY, INC.
                                TABLE OF CONTENTS
                                   PART I Page
Item 1.          Description of Business                               3-4
Item 2.          Description of Property                               4-5
Item 3.          Legal Proceedings                                     6
Item 4.          Submission of Matter to a Vote of Security Holders    6
                                                                PART II
Item 5.          Market for Common Equity and Related Stockholder
                     Matters                                           6-9

Item 6.          Managements Discussion and Analysis or Plan of
                     Operation                                         10-14

Item 7.          Financial Statements                                  14

Item 8.          Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure               14

                                                               PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act  15-16

Item 10.         Executive Compensation                                 16

Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                         17-18

Item 12.        Certain Relationships and Related Transactions          18

Item 13.        Exhibits and Reports on Form 8-K                        18


SIGNATURES                                                              S-1



                                     PART I

     This document includes statements that may constitute forward-looking statements made pursuant to the Safe harbor provisions of the Private Securities Litigation reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this documents and in all if its communications to shareholders and others, on managements projections, estimates and all other communications. Statements that are based on managements projections, estimates and assumptions are forward-looking statements, the words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies can affect events and the Companys actual results and could cause its actual results to differ materially from this expressed in any forward-looking statements made by, or on behalf, of the Company.

Item 1.     Description of Business

Business Development
     Nicholas Investment Company, Inc. was incorporated under the laws of Nevada on January 22, 1998, as a start up enterprise, to engage in any lawful activity as shall be appropriate under laws of the State of Nevada. Primarily, Nicholas Investment Company is in the business of acquiring and leasing real estate. Nicholas Investment raised $202,800.00 in 1998 and purchased four single-family dwellings.

     Nicholas Investment was formed to invest in Real Estate, own rental properties, notes secured by deeds of trust(s), discounted notes, or smaller properties ready for development. Rental income, note and trust deed receipts, and occasional rental property and development property sales will be the primary source of income.

     The goal of Nicholas Investment is to own rental properties free and clear as funds become available. Currently, none of the properties are owned free and clear of debt. Rental income is the main source of funds, without mortgages these monies become fully available to Nicholas Investment minus the normal costs of maintenance, repairs and management.

     The initial portfolio consists of smaller rental properties, single family homes. Nicholas Investment has acquired four single-family residential properties. All four properties are rented with a gross monthly rental income of $ 4,375.00 as of December 31, 2001. The purchase price of all four units was $ 559,132 and are subject to $ 458,769 unpaid mortgages as of December 31, 2001.

Marketing
     Marketing is the function of John N. Kirchner, Nicholas Investments President. The marketing consists of negotiating terms when purchasing, leasing, and/or selling assets owned by Nicholas Investment.

Market Research

     Market research is the function of John N. Kirchner, Nicholas Investments President. When purchasing properties to be utilized by Nicholas Investment for rental purposes or resale, market research is required for ascertaining proper rental amounts to be expected by Nicholas Investment together with the possibility of an increase in property values.


Competition

     All of the properties Nicholas Investments owns are located in San Diego, California. Although there are many rental properties in San Diego, there is also a high demand. Therefore, there is high competition but also a very high demand for the rental property market in San Diego.

     Nicholas Investment is looking for additional properties. These properties would also be in San Diego. Any planned acquisition by Nicholas Investment would experience the same competition as the properties Nicholas Investment currently owns.

Employees

     Presently, Nicholas Investment has 2 part time employees. Management intends to hire additional employees only as needed and as funds are available. In such cases compensation to management and employees will be considered with prevailing wages for services rendered.

Item 2.    Description of Property

     Nicholas Investment currently has its offices located at 2220 Otay Lakes Rd. #50295, Eastlake, CA, 91915.

     Nicholas Investment owns four (4) properties in San Diego California. These properties are leased to others for a monthly fee. The properties are as follows:

6216 Agee St., #126, San Diego, CA 92122 condo unit
         2 bed, 2 bath 1150 square feet
         Purchase price:            $125,000.00
         Present loan balance:      $72,226.00
         Annual income:             $10,500.00,
         Loan interest rate:        8.75%
         RE annual taxes:           $1,411.48
         RE taxes monthly:          $117.62
         RE tax rate:               1.12%
         P&I Monthly:               $600.00
         Monthly Condo Fee:         $148.00
         Insurance:                 Included in condo fee
         Total Payment per Month:   $865.62
         Lease term:                month to month; tenant has been
                                    in property for 14
                                    years.

9250 Towne Center Dr. #1, San Diego, CA 92121 condo unit
         2 bed, 2 bath 1100 square feet
         Purchase price:            $130,000.00
         Present loan balance:      $85,452.00
         Annual income:             $12,000.00
         Loan interest rate:        7.02%
         RE annual taxes:           $1,470.18
         RE taxes monthly:          $122.51
         RE tax rate:               1.13%
         P&I monthly:               $600.00
         Monthly Condo Fee:         $185.00
         Insurance:                 Included in condo fee
         Total Payment per Month:   $907.51
         Lease term:                month to month tenant; has been
                                    in property for
                                    3 years.

7520 New Salem St., San Diego, CA 92126  single family home
         3 bed, 2 bath 1450 square feet
         Purchase price:            $155,000.00
         Present loan balance:      $118,684.00
         Annual income:             $16,200.00
         Loan interest rate:        8.4% variable
         RE annual taxes:           $2,253.88
         RE taxes monthly:          $ 187.82
         RE rate:                   1.45%
         P&I monthly:               $885.00
         Insurance per Month:       $41.00
         Total Payment per Month:   $1113.82
         Lease term:                expires 1/31/2003

2952 Manos Dr., San Diego, CA 92139 single family home
         3 bed, 2.5 bath 1266 square feet
         Purchase price:            $148,000.00
         Present loan balance:      $182,407
         Annual income:             $13,800.00
         Loan interest rate:        7.75%
         RE annual taxes:           $1,533.24
         RE taxes monthly:          $127.77
         RE tax rate:               1.03%
         P&I monthly:               $1527.00
         Insurance per Month:       $36.00
         Total Payment per Month:   $1690.77.
         Lease term:                month to month; tenant has been in
                                    property for 3
                                    years

     Nicholas Investment occupancy rate is 100% as of December 31, 2001. All properties owned by Nicholas are residential and no business is conducted within these properties. Nicholas Investment Companys real property holdings are depreciated on a straight-line basis. The useful lives of the real property is
39.5 years for accounting purposes.
     Towne Center Drive and Agee Street are two bedroom two bath condominiums. These properties are in excellent rental condition. The exterior is maintained by the homeowners association and the interiors have been updated and are in excellent condition. New Salem Street is a three-bedroom two-bath two-car garage house that was refurbished prior to the present tenant. Manos Drive is a three bedroom one and a quarter bath two car garage that was refurbished prior to the present tenant. Both houses are in excellent condition. There are no plans to further renovate, improve or develop any of Nicholas real properties. Management believes the properties are adequately covered by insurance.

     Nicholas Investment is looking for additional properties. These properties would also be in San Diego. So any planned acquisition by Nicholas Investment would experience the same competition as the properties Nicholas Investment currently owns. Currently, there are no options, contract, or agreements to sell or purchase any real properties.

     Currently, management has not set any limitations on the percentage of assets, which may be invested in a single investment. The only restriction on any single investment is that the candidate investment be for residential use. Management has not set any limitations on the number of mortgages, which may be placed on any one piece of property.

     Nicholas Investment determines residential to be single family dwellings, town homes, condos, duplexes, triplexes, and even raw land intended for residential development.

Item 3.     Legal Proceedings

     Nicholas   Investment  is  not  a  party  to  any  material  pending  legal proceedings and no such action by, or to the best of its knowledge, against Nicholas Investment has been threatened.


Item 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Companys Securities Holders during the fourth quarter of the Companys fiscal year ending December 31, 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

     Prior to the filing of this registration statement, no shares of Nicholas Investments Common Stock have been registered with the Securities and Exchange Commission (the Commission) or any state securities agency of authority.
Nicholas   Investments   Common   Stock  is   eligible  to  be  traded  in  the
over-the-counter market upon the filing of this Form 10SB and the clearings and comments thereto by the Commission.

     The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuers securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, Nicholas Investment has no plans to register its securities in any particular state. Further, most likely Nicholas Investments shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act), commonly referred to as the penny stock rule. Section 15(g) sets forth-certain requirements for transactions in penny stocks and rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. In the opinion of management Nicholas Investment Company fits the definition of a penny stock which is described as follows.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exception. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ stock Market; issued by a registered investment Nicholas Investment; excluded from the definition on the basis of price (at least $5.00 per share) or the issuers net tangible assets; or exempted from the definition by the Commission. If Nicholas Investments shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchasers written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in Nicholas Investments
Common Stock and may affect the ability of shareholders to sell their shares.

                  There are three main exemptions to the penny stock rule.

1.       A Company whose stock is priced at $5.00 or above per share.
2.       A Company whose net worth exceeds $5,000,000.
3.       A Company over five years old with a net worth of $2,500,000.

     A broker/dealer selling to other than established customers or accredited investors must do so on an unsolicited basis.

     As of December 31, 1998 and December 31, 1999 there were 21 shareholders. As of December 31, 2001 there were 35 and as of December 31, 2001 there were 61 shareholders respectfully of record of Nicholas Investments Common Stock. Because the Nicholas Investment does not presently trade, no trading history is presented herein.

     As of December 31, 1999 Nicholas Investment had issued and outstanding 10,795,250 shares of common stock. As of December 31, 2000 and December 31, 2001 Nicholas had 11,345,250 shares of common stock issued and outstanding. Of the latter total, 10,830,667 shares were issued in private transactions. These 10,830,667 shares were deemed restricted securities as defined by the Act and certified representing such shares bear a restrictive legend. All shares issued except the 504 offering shares were issued pursuant to 4(2) of the Securities Act. These shares were issued for investment purpose and not for distribution unless they are registered or an exception from registration is available. 150,000 shares were issued pursuant to Regulation D Rule 504 in March of 1999 and are exempt from registration and do not bear a restrictive legend. There are shares totaling 364,583 that while issued on a restricted basis would qualify under 144K should a public market be available. None of these shares are owned by affiliates of the Company.
     The 10,830,667 shares considered restricted securities, are held by affiliates or control shareholders. These 10,830,667 shares were issued and are exempt from regulation. 499,416 shares were issued and restricted from sale unless an exemption from registration is available, ie, 144K. 85% of the outstanding shares are held by management. Management together as a group with Jonathon MacMillan and Brittany Kirchner represent 94% of the outstanding shares. 514,583 shares of the outstanding common shares are not held by affiliates.

     The 94% of the outstanding shares are considered restricted securities are held presently by affiliates and/or controlling shareholders of Nicholas Investment. These shares may be sold pursuant to Rule 144 in the future, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of Nicholas Investment for at least one year, including any person who may be deemed to be an affiliate of the Nicholas Investment (as the term affiliate is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Nicholas Investments Common Stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an affiliate of Nicholas Investment and has not been an affiliate for the most recent three months, and who has held restricted shares for a least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

     Generally, the shares of restricted stock may not be sold or otherwise transferred unless first registered under the Act or unless there is an appropriate exemption from registration available.

Recent Sales of Unregistered Securities

     On March 18, 1998 Nicholas Investment issued 10,416,667 shares of common stock with a par value of $.001 for $.02 per share or $208,333. On May 18, 1998 Nicholas Investment issued 14,000 shares to fourteen (14) people pursuant to
Section 4(2) of the Securities Act of 1993 for $.20 per share or $2,800.00. Nicholas Investment issued 364,583 shares of common stock at $.20 per share on July 10, 1998 to RB Capital & Equities, Inc., for consulting services.

     Management fees accrued to John Kirchner and Pfishski Corporation was $40,000 to each party for services in 1999. John Kirchner and Pfishski Corporation both received 200,000 shares of each of common stock at $.20 per share for payment of this debt. Robert Bryson, Gary DeGano, and RB Capital & Equities, Inc., each received 50,000 shares of common stock for services valued at $.20 per share for a total of $10,000 each for payment of their debt.

     On July 10, 1998 Nicholas Investment issued 364,583 shares of common stock to RB Capital & Equities, Inc., as $.20 a share for a total of $72,916. These shares were issued via a resolution and contract dated January 20, 1998 in accordance with Section 4(2) of the 1933 Securities Act.

     On March 16, 2000 Nicholas Investment issued 200,000 shares of common stock at $.20 per share to both John Kirchner and Pfishski Corporation for services that were accrued as of December 31, 1999. Cash consideration was not received as consideration for the shares. Nicholas Investment also issued 150,000 shares of common stock on March 10, 2000 pursuant to Regulation D 504 offering filed February 5, 1999. Nicholas Investment issued these shares for consulting fees that were accrued to Gary DeGano, Robert Bryson and RB Capital & Equities, Inc. Cash consideration was not received as consideration for these shares.

     The March 16, 2000 issuance to John Kirchner and Pfishski Corporation was in payment of management services in accordance with Section 4(2) of the 1933 Securities Act.

     As of December 31, 2001 Nicholas Investment has 11,345,250 shares of common stock outstanding.

Dividend Policy

     Nicholas Investment has not declared or paid cash dividends or made distributions in the past, and the Nicholas Investment does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. Nicholas Investment currently intends to retain and invest future earnings to finance its operations


Item 6.     Managements Discussion and Analysis or Plan of  Operation

     The  following   information   should  be  read  in  conjunction  with  the
consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Plan of Operation

     Nicholas Investment became incorporated in January 22, 1998 under the laws of the state of Nevada. Nicholas Investment was originally organized to invest in real estate, rental properties, notes secured by deeds of trust(s), discounted notes or smaller properties ready for development. Nicholas
Investment has realized rental revenues as of the date hereof, management anticipates to increase rental revenues by the end of the fourth quarter or early in the first quarter of 2001.

     As of December 31, 2001, management has not yet identified any properties to acquire. None of the Nicholas real estate properties are currently for sale.

     As of December 31, 2001, management has recognized that there is a deficiency in liquidity. The is deficiency has been noted in the notes to the financial statements and the audit opinion. Management has not yet decided a remedy.

     Nicholas Investments current capital was provided by the founders of Nicholas Investment and by to private placements for the sale of common stock. Management believes that Nicholas Investments cash requirement can be satisfied with existing capital for ninety days, if sales are sufficient to handle current operating costs. However, if Nicholas Investment does not satisfy cash requirements beyond ninety (90) days, Nicholas Investment will explore the possibility of outside funding.

     In the  event,  outside  funding is  necessary,  Nicholas  Investment  will investigate the possibility of interim financing, either debt or equity, to provide capital. Although, management has not made any arrangements or definitive agreements, Nicholas Investment would consider private funding or the private placements of its securities and/or a public offering. If Nicholas Investment experiences a substantial delay in rental revenues and is unable to secure public financing from the sale of its securities then mortgage financing would be considered.

     Currently, there are no commitments for material expenditures. Monthly mortgage payments should not materially affect Nicholas Investment. This is due to the fact that the mortgage payments are serviceable from the monthly rental revenues from each property.

         Nicholas Investment has an inventory of four rental properties as herein described.
         ( a )  7520 New Salem St.          ( c )  6216 Agee St. # 126
                  San Diego, CA.                   San Diego, CA.

         ( b )  9250 Town Center Dr. # 1    ( e )  2950 Manos Dr.
                  San Diego, CA.                   San Diego, CA.

     Management does not anticipate hiring additional employees until dictated by a substantial increase in acquisitions or sales and that is dependent on Nicholas Investment having sufficient capital.

     It should be noted that the Companys auditors J Associates, LLC., have expressed in their financial statements and audit opinion letter that there is substantial doubt about the Companys ability to continue as a going concern.

Liquidity and Capital Resources

     The Companys financial statements present an impairment in the terms of liquidity. The Company has approximately a 1:2 current ratio. As of December 31, 2001 the Company has $15,573 in current assets compared to $47,338 for the same period of 2000. For the years ended December 31, 2000 and 2001 the current assets were comprised entirely of cash. For the year ended December 31, 2001 the Company has $32,405 in current liabilities compared to $51,357 the year before. For the year ended December 31, 2001 current liabilities were comprised of $1,537 in accounts payable, $23,000 in management fees payable, and $7,868 for the current portion of long term debt. This compares to the current liabilities of $2,115 in accounts payable, $40,000 in management fees payable, and $9,242 for the current portion of long term debt as of December 31, 2000.
                                                         Balance Sheet Summary
                                                              December 31
                                                          2001             2000

Total Current Assets                                     15,753           47,338
Property (net)                                          529,582          538,561

Total Assets                                            545,155          585,894

Current Liabilities                                      32,405           51,357

Long Term Liabilities                                   450,901          453,093

Total Liabilities                                       483,306          504,450

Total Stockholders Equity                                61,849           81,449

Total Liabilities and
Stockholders Equity                                     545,155          585,899

     The Companys auditors consider the Company to be a going concern. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues to cover its operating costs. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through its real estate operations.
Net Operating Losses

     The Company has accumulated $(323,867) off net operating losses as of December 31, 2001, which may used to reduce taxes in future years through 2021. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

     In the event of certain changes in control of the Company, there will be a annual limitation on the amount of the net operating loss carryforwards which can be used. The potential tax benefit of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.

Results of Operation

     For the year ended December 31, 2001 the Company had a net loss of $19,600 compared to a net loss of $85,747 for the same period of 2000. The decrease in the net operating loss can be largely attributed to a $68,497 decrease in general and administrative expenses. Of this decrease the biggest factor was a decrease in management fees of $60,000. Revenues remained steady with rental income of $50,840 for the year ended December 31, 2001 compared to $49,228 for the same period of the prior year. Interest expense increased about $3,900 due to the Company taking out some equity into the form of cash.



                            Income Statement Summary
                                   December 31

                                            2001           2000
Rental Revenues                            50,840         49,228
Total Revenues                             50,840         49,228

Total Operating Costs                      32,129        100,513

Income (Loss) from Operations              18,711        (51,285)

Other Expense
Interest Expense                           38,311         34,462

Net Loss                                  (19,600)       (85,747)

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting (SFAS), No. 133, Accounting for Derivative Instruments. SFAS No. 133 provides a different method for accounting for derivative instruments embedded in other contracts and hedging activities. Derivative instruments represent rights or obligations that meet the definition of assets or liabilities and should be reported in the financial statements. Fair value is the most relevant measure for financial statements and the only relevant measure for derivative instruments. Derivative instruments should be measured at fair value and adjustments to the Companys derivative of hedging items should reflect changes in their fair value that are attributable to the risk being hedged and that arise while the hedge is in effect. SFAS. No. 133 is effective for financial statements ending after June 15, 1999. SFAS No. 133 implementation did not have a material effect on the financial statements.

     The Financial  Accounting  Standards Board has also issued 44PB Opinion No.
25). APN No. 25 APB Opinion No. 25 APB Opinion No. 25, Accounting for Stock Issued to Employees, was issued in October 1972. Since its issuance, questions have been raised about its application and diversity in practice has developed. During its consideration of the accounting for stock-based compensation, which lead to the issuance of SFAS No. 123, Accounting for Stock Based Compensation, the Board decided not to address practice issues related to Opinion 25 because the Board had planned to supersede Opinion 25. However, Statement 123 permits entities to continue applying Opinion 25 to stock compensation involving employees. Consequently, questions remain about the application of Opinion 25 in a number of different circumstances.

     This Interpretation clarifies the application of Opinion 25 for only certain issues. It does not address any issued related to the application of the fair value method in Statement 123. The issues addressed herein were selected after receiving input from members of both the FASB Emerging Issues Task Force and the task force on stock compensation that assisted in the development of Statement 123. Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualified as a noncompensatory plan, (c ) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

     FIN44 is effective for financial statements issued for periods ending after July 1, 2000. The implementation of FIN 44 did not have a material affect on the financial statement.

Inflation

     In the opinion of management, inflation will not have a material effect on the operations of Nicholas Investment.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual result may differ substantially from such forward-looking statements, Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to complete development of its primary products and its ability to successfully market its product if and when developed and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.

Going Concern
     Nicholas Investments financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal source of business. However, Nicholas Investment does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of Nicholas Investment to complete a limited offering of its common stock if necessary.

Item 7.  Financial Statements

     See the financial statements annexed to this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.



Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The executive officers and directors of the Company are as follows:

Name                                     Age      Position
John N. Kirchner                         70       Chairman, President and CEO
Deborah L. Wayne(1)                      50       Vice President, Director
Lynn D. Shaeffer                         53       Secretary/Treasurers, Director

     (1) Deborah L. Wayne is the daughter of John Kirchner, Nicholas Investment CEO and chairman.

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. There are no agreements with respect to the election of directors. Nicholas Investment has not compensated its directors for service on the Board of Directors or any committee thereof. Any non-employee director of Nicholas Investment shall be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Nevada law, consists of the two directors and exercises all of the power and authority of the Board of Directors in the management of the business and affairs of Nicholas Investment between meetings of the Board of Directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors.

     None of the officers and/or directors of Nicholas Investment are officers or directors of any other publicly traded corporation, nor have any of the affiliates or promoters of Nicholas Investment filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

     The directors will initially devote their time to Nicholas Investments affairs on an as needed basis, the exact amount of which is undetermined at this time. John N. Kirchner currently devotes approximately 25 to 30 hours per week to Nicholas Investments business. If Nicholas Investment begins to
generate   revenues,   Nicholas   Investments   Vice   President   will  devote
approximately 5 to 10 hours a week primarily as Nicholas Investments property manager. Both persons are prepared to increase the time they devote to Nicholas Investment should such a need arise. Presently, there are no other persons whose activities are material to Nicholas Investments operations other than Nicholas Investments corporate counsel.

     The business experience of each of the persons listed above during the past five years is as follows:

     John N. Kirchner has served as Treasurer and President/ CEO of Nicholas Investment since 1998. From 1995 to 1997 he served as Chairman of the Board of Union Land Title Company, President of Dynamic Investment Company, inc., as real estate development, founder and Chairman of American Thrift and Loan, and President of the San Diego Board of Realtors. Mr. Kirchner has extensive experience in the management and development of real properties. Mr. Kirchner has in excess of twenty-five years experience in finance and real estate. He has held offices as Chairman of the Board of First Western Bank.

     Deborah L. Wayne has served as Vice President of Nicholas Investment and as property manager since 1998. From 1995 to 1997 she had her own document sign up business. Mrs. Wayne has been a California Real Estate Broker since 1983. She is an officer and director of Pfishski Corporation. Her main field of experience is rental property management and development of real properties.

     Lynn D. Shaeffer has served as Vice President and secretary of Nicholas Investment since 1998. Mrs. Shaeffer has served as Vice President of Wayne Financial Inc. and Pfishski Corporation. She has been instrumental in real estate finance and real estate property management for both the above companies. She graduated from the University of Hawaii in 1973, and has been a dental hygienist in the San Diego area since 1976. She is an officer and director of Pfishski Corporation.Mrs. Shaeffer is married to John N. Kirchner the Companys Treasurer and President.


Section 16(a) Beneficial Ownership Reporting Compliance

     Each of the Companys officers and directors are required to file a Form 3, Annual Statement of Changes in Beneficial Ownership on or before the 45th day after the end of the fiscal year. These reports have not been filed in a timely basis and have recently been filed.

Item 10.  Executive Compensation

     No officer or director received any remuneration for year ended December 31, 2001.

     There are no annuity, pension or retirement benefits proposed to pay to officers, directors or employees of the Corporation in the event of retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries.

     No remuneration other than that reported in paragraph (a) of this item it proposed to be in the future directly or indirectly by the corporation to any officer or director under any plan which is presently existing.



Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of Nicholas Investments knowledge, as of December 31, 2001, with respect to each person known by Nicholas Investment to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.


         Name and                   Title of     Type of   Amount     Percentage
         Address                      Class    Ownership    Owned

         John Kirchner     (1)      Common    Beneficial    800,000        7%
         PO Box 81848
         San Diego, CA 92138


         Lynn D. Shaeffer  (2)      Common    Beneficial  3,020,836       27%
         PO Box 81848
         San Diego, CA 92138

         Wayne Kirchner (3)         Common    Beneficial  2,916,666       26%
         PO Box 81165
         San Diego, CA 92138

         Deborah L. Wayne (4)       Common    Beneficial  2,916,666       26%
         PO Box  81165
         San Diego, CA 92138

         Management as a Group                            9,654,168       85%

         Other 5% Investors

         Jonathan MacMillan (5)     Common   Beneficial    520,833        4.5%
         PO Box 81165
         San Diego, CA 92138

         Brittany Kirchner (6)      Common  Beneficial     520,833        4.5%
         PO Box 81165
         San Diego, CA 92138

     (1)John Kirchner, Nicholas Investment Companys president, directly holds 400,000 shares of common stock. Pfishski Corp a management company 100% owned by John Kirchner also owns 400,000 shares of common stock, which is included in John Kirchner total shares. Therefore, John Kirchner directly controls 800,000 shares of common stock (2) Wife of John Kirchner and is an officer and director of Pfishski Corporation. (3) Son of John Kirchner (4) Daughter of John Kirchner and is an officer and director of Pfishski Corporation. (5) Grandson of John Kirchner and son of Deborah L. Wayne (6) Granddaughter of John Kirchner and daughter of Wayne Kirchner.

     The above percentages are based on 11,345,250 outstanding common shares as of December 31, 2001.


Item 12.  Certain Relationships and Related Transactions

     The Companys officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Companys minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity to presented and only in that event, any of the Companys officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

                                     PART V

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits

                  Articles of Incorporation, filed as reference to
                  Exhibit in Form 10-SB

                  By Laws, filed as reference to Exhibit in Form 10-SB

                  Subsidiaries

                  Articles of Incorporation filed as reference to Exhibit in Form 10-SB


(b)      Reports  on Form 8-K

                  None.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NICHOLAS INVESTMENT COMPANY, INC.



                                                        By:/S/ John Kirchner
                                                               John Kirchner
                                                               President


Dated:  March 26, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                       Date

/S/ John Kirchner          President, Director              March 26, 2002
John Kirchner


/S/ Deborah L. Wayne       Vice President                   March 26, 2002
Deborah L. Wayne

/S/ Lynn D. Schaeffer     Secretary                          March 26, 2002
Lynn D. Schaeffer













                                       S-1






                           NICHOLAS INVESTMENT COMPANY

                              FINANCIAL STATEMENTS

                                December 31, 2001








                                 C O N T E N T S


Independent Auditors Report...................................... 3

Balance Sheet.................................................... 4

Statements of Operations......................................... 5

Statements of Stockholders Equity............................... 6

Statements of Cash Flows......................................... 7

Notes to the Financial Statements............................... 8

                                                    INDEPENDENT AUDITORS REPORT


To the Board of Directors
Nicholas Investment Company, Inc.
San Diego, California


     We have audited the accompanying balance sheet of Nicholas Investment Company, Inc., as of December 31, 2001 and the related statements of operations, stockholders equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicholas Investment Company, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

     In accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced recurring losses, has a deficit in working capital and has failed to generate positive cash flow from operations, which together raises substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.



HJ  Associates & Consultants, LLP
Salt Lake City, Utah
March 6, 2002

   The accompanying notes are an integral part of these financial statements.

                                        7


                           NICHOLAS INVESTMENT COMPANY
                                  Balance Sheet


                                     ASSETS

                                                          December 31,
                                                            2001

CURRENT ASSETS

Cash$                                                        15,573

Total Current Assets                                         15,573

PROPERTY - NET (Note 3)                                     529,582

TOTAL ASSETS                                              $ 545,155

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

Accounts payable                                              1,537
Accrued expenses                                             23,000
Notes payable, current portion (Note 4)                       5,681
Notes payable, current portion (related party) (Note 4)       2,187

Total Current Liabilities                                    32,405

LONG-TERM LIABILITIES

Notes payable (related party) (Note 4)                      295,410
Notes payable (Note 4)                                      155,491

Total Long-Term Liabilities                                 450,901

Total Liabilities                                           483,306

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY

Common stock: $0.001 par
value, authorized 100,000,000
shares; 11,345,250 shares
issued and outstanding                                       11,345
Additional paid-in capital                                  374,371
Accumulated deficit                                        (323,867)

Total Stockholders Equity                                    61,849

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                                       $ 545,155

                           NICHOLAS INVESTMENT COMPANY
                            Statements of Operations


                                       For the Years Ended
                                          December 31,
                                      2001            2000

REVENUES

Rental revenue                  $     50,840    $     49,228

Total Revenues                        50,840          49,228

OPERATING COSTS

Amortization and depreciation          8,979           8,866
General and administrative            23,150          91,647

Total Operating Costs                 32,129         100,513

INCOME (LOSS) FROM OPERATIONS         18,711         (51,285)

OTHER EXPENSE

Interest expense                      38,311          34,462

Total Other Expense                   38,311          34,462

LOSS BEFORE TAXES                    (19,600)        (85,747)

INCOME TAX EXPENSE                         -               -

NET LOSS                     $      (19,600) $      (85,747)

BASIC INCOME (LOSS)
PER COMMON SHARE             $        (0.01) $        (0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING                       11,345,250      11,311,097


                        NICHOLAS INVESTMENT COMPANY, INC.
                        Statements of Stockholders Equity


                                      Common Stock
                                     Shares        Amount

Balance, December 31, 1999         10,795,250   $   10,795

March 16, 2000 common stock
issued at $0.20 per share for
conversion of related party debt      550,000          550

Net loss for the year ended
December 31, 2000                           -            -

Balance, December 31, 2000         11,345,250       11,345

Net loss for the year ended
December 31, 2001                           -            -

Balance, December 31, 2001         11,345,250   $   11,345





                                 Additional
                                  Paid-in       Accumulated
                                  Capital       Deficit

Balance, December 31, 1999         $ 264,921   $(218,520)

March 16, 2000 common stock
issued at $0.20 per share for
conversion of related party debt     109,450           -

Net loss for the year ended
December 31, 2000                          -     (85,747)

Balance, December 31, 2000           374,371    (304,267)

Net loss for the year ended
December 31, 2001                          -     (19,600)

Balance, December 31, 2001         $ 374,371   $(323,867)

                        NICHOLAS INVESTMENT COMPANY, INC.
                            Statements of Cash Flows


                                          For the Years Ended
                                              December 31,
                                           2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Loss from operations                   $    (19,600) $ (85,747)
Adjustments to reconcile
net income to net cash used by
operating activities:
Amortization and
depreciation expense                        8,979        8,866
Changes in operating
assets and liabilities:
Increase (decrease)
in accounts payable                          (578)       2,116
Increase (decrease)
in accrued expenses                       (17,000)      38,694

Net Cash (Used) by
Operating Activities                      (28,199)     (36,071)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property                            -       (4,424)

Net Cash (Used)
by Investing Activities                         -       (4,424)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from
long-term debt                                  -       76,306
Principal payments
on long-term debt                          (3,566)      (3,964)

Net Cash Provided (Used)
by Financing Activities                    (3,566)      72,342

INCREASE (DECREASE) IN CASH               (31,765)      31,847

CASH AT BEGINNING OF PERIOD                47,338       15,491

CASH AT END OF PERIOD                   $  15,573    $  47,338

Cash paid for:

Interest                                $  38,311    $  34,462
Income taxes                    $               -$           -

Non-Cash Financing Activities:

Common stock issued for
conversion of related party deb$                -    $ 110,000

                                       12

                        NICHOLAS INVESTMENT COMPANY, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      ORGANIZATION AND DESCRIPTION OF BUSINESS

     On January 22, 1998, the Company was incorporated under the laws of Nevada as Nicholas Investment Company, Inc. to engage in any lawful activity as shall be appropriate under laws of the State of Nevada. Primarily, the Company is in the business of acquiring and leasing real estate.

     The Company has authorized 100,000,000 shares of $0.001 par value common stock.
NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Method

     The Companys financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

              b.  Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              c.  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              d. Basic Loss Per Share

     SFAS No. 128  provides  for the  calculation  of Basic and  Diluted  income
(loss) per share. Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period. At December 31, 2001 and 2000, the Company had no potentially dilutive instruments outstanding.
                                          For the Years Ended
                                              December 31,
                                            2001                2000

Numerator - loss                       $   (19,600) $         (85,747)
Denominator weighted average number
of shares outstanding                      11,345,250      11,311,097

Loss per share                         $   (0.01)   $           (0.00)


                        NICHOLAS INVESTMENT COMPANY, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Provision for Taxes

     At December 31, 2001, the Company had net operating loss carryforwards of approximately $108,000 that may be offset against future taxable income through 2021. The potential benefit of the loss carryovers has been offset by a valuation allowance in full against the deferred tax asset, because it is more likely than not that sufficient taxable income will be generated during the carryforward period available under tax law to utilize the deferred tax asset.

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows: For the Years Ended December 31, 2001 2000

Income tax benefit at statutory rate   $  7,448    $ 32,583
Change in valuation allowance            (7,448)    (32,583)

                             $                $           -

              Deferred tax assets (liabilities) are comprised of the following:
                                     For the Years Ended
                                         December 31,
                                         2001         2000

Income tax benefit at statutory rate   $ 41,076    $ 33,628
Change in valuation allowance           (41,076)    (33,628)

                             $                $           -

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

              f.  Long-Lived Assets

     All long-lived assets are evaluated yearly for impairment including rental properties per SFAS 121. A loss is recognized when undiscounted cash flows are less than the carrying value of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value. Any impairment in value is recognized as an expense in the period when the impairment occurs.

              g.  Revenue Recognition

     Revenue is recognized on an accrual basis when monthly payments are earned and due.


                        NICHOLAS INVESTMENT COMPANY, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              h.  Stock Issuances

     Currently, the Company has no established market for its common stock. Accordingly, the stock issuances are valued at the more readily determinable of the fair value of the goods or services received. The 550,000 shares of common stock issued for the conversion of related party debt were valued at $0.20 per share for total conversion of related party debt of $110,000 because that was the most recent issuance of common stock for cash. The services previously rendered to the Company were performed by related parties and major shareholders and took the form of management and general business consulting services.

              i.  Financial Instruments

     Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:
     The carrying amount of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The notes payable are stated at fair value after giving consideration to the interest rates on the notes payable.

              j.  Change in Accounting Principles

     During the years ended November 30, 2001, and 2000, the Company adopted the provisions of FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB
Statement No. 125.), FASB Statement No. 141, "Business Combinations," FASB Statement No. 142, "Goodwill and Other Intangible Assets," FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, and FIN 44
Accounting  for  Certain   Transactions   Involving  Stock   Compensation   (an
interpretation of APB Opinion No. 25.). The effect of these adopted provisions on the Company's financial statements was not significant.

NOTE 3 -      PROPERTY

     The Company has rental properties that the Company rents for occupant purposes. All properties have a 39.5 year life using the straight-line method of depreciation, and no salvage value. The properties and depreciation for the year ending December 31, 2001 is as follows:


                        NICHOLAS INVESTMENT COMPANY, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 3 -      PROPERTY (Continued)
                                   Cost of
   Name of Property                Property
                                  December 31,
                                      2001

Agee Street                      $  84,460
Manos Drive                        108,044
New Salem                           86,855
Town Center Drive                   75,282
Land                               208,914

Total                              563,555

Less: accumulated depreciation     (33,973)

Total Property                   $ 529,582

     Depreciation expense for the years ended December 31, 2001 and 2000 was $8,979 and $8,866, respectively.

NOTE 4 -      NOTES PAYABLE
                                                                December 31,
                                                                    2001
Notes payable consisted of the following:

Note payable to Oakmont Mortgage Company, Inc., dated
March 20, 1997, 8.4% variable rate not to be greater
than 9.5%, secured by deed of trust, monthly principal
and interest payments of $885, matures April 1, 2027.               $118,684

Note payable to Frances A. Kirchner (a related party), dated
December 5, 1995, bearing interest at 8.75%, fixed interest rate, secured by deed of trust, monthly principal and
interest payments of $600, matures December 26, 2005.                 72,226

Note payable to Frances Kirchner (a related party), dated
March 12, 1997, bearing interest at 7.02% fixed interest rate, secured by deed of trust, monthly principal and
interest payments of $600 until paid in full.                         85,452


                        NICHOLAS INVESTMENT COMPANY, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 4 -      NOTES PAYABLE (Continued)
Notes payable consisted of the following:

Note payable to Old Kent Mortgage Company, dated
November 23, 2000, bearing interest at 7.75% fixed interest rate, secured by deed of trust, monthly principal and
interest payments of $1,527, matures December 1, 2030.                182,407

Total notes payable                                                   458,769

Less: current portion                                                  (7,868)

Total Long-term Debt                                                $ 450,901

Maturities of long-term debt are as follows:

Years Ending December
       2002                                                         $   7,868
       2003                                                             8,508
       2004                                                             9,202
       2005                                                             9,951
       2006                                                            10,718
2007 and thereafter                                                   412,522

Total                                                               $ 458,769

NOTE 5 -      GOING CONCERN

     The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to complete a limited offering of its common stock. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses; however, there can be no assurance that the plans of management will prove successful.