Form 10KSB
period 2002-03-30
NICHOLAS INVESTMENT CO INC
filed 2002-05-13
CIK 1123312

3

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2002
                                       or

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

                  Class                        Outstanding as of  March 31, 2002
Common Stock, $0.001                                   11,345,250

                                                                   i





                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                  Page

Item 1.                    Consolidated Financial Statements               1

                           Consolidated Balance Sheets  March 31, 2002
                              And December 31, 2001                        2

                           Consolidated Statements of Operations  three months
                              Ended March 31, 2002 and March 31, 2001      3

                           Consolidated Statement of Stockholders Equity   4

                           Consolidated Statements of Cash Flows  three months
                                Ended March 31, 2002 and 2001              5

                           Notes to Consolidated Financial Statements      6

Item 2.                    Managements Discussion and Analysis and
                              Results of  Operations                      7-8




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                              8

Item 2.                    Changes in Security                            8

Item 3.                    Defaults Upon Senior Securities                8

Item 4.                    Submission of Matter to a Vote of              8
                               Securities Holders

Item 5.                    Other Information                              8

Item 6.                    Exhibits and Reports on Form 8-K               8

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

     The unaudited balance sheet of the Company as of March 31, 2002, and the balance sheet of the Company as of December 31, 2001, derived from the Companys audited financial statements and the unaudited statement of operations and cash flows for the three months ended March 31, 2002 and 2001, the statements of stockholders equity for the period from December 31, 1999 through March 31, 2002 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

















                           NICHOLAS INVESTMENT COMPANY

                              FINANCIAL STATEMENTS

                      March 31, 2002 and December 31, 2001



                           NICHOLAS INVESTMENT COMPANY
                                 Balance Sheets




                                     ASSETS

                                                    March 31,    December 31,
                                                      2002            2001
                                   (Unaudited)
CURRENT ASSETS

Cash$                                                    8,257        $  15,573
Prepaid interest                                         1,548                -
Accounts receivable                                      1,000                -

Total Current Assets                                    10,805           15,573

PROPERTY - NET                                         529,063          529,582

TOTAL ASSETS                                         $ 539,868        $ 545,155


LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

Accounts payable                                     $   2,021        $   1,537
Accrued expenses                                        23,000           23,000
Notes payable, current
portion                                                  4,314            5,681
Notes payable, current
portion (related party)                                  1,303            2,187

Total Current Liabilities                               30,638           32,405

LONG-TERM LIABILITIES

Notes payable (related party)                          295,410          295,410
Notes payable                                          155,491          155,491

Total Long-Term
Liabilities                                            450,901          450,901

Total Liabilities                                      481,539          483,306

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY

Common stock: $0.001 par
value, authorized 100,000,000
shares; 11,345,250 shares
issued and outstanding                                  11,345           11,345
Additional paid-in capital                             374,371          374,371
Accumulated deficit                                   (327,387)        (323,867)

Total Stockholders
Equity                                                  58,329           61,849

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                                 $ 539,868        $ 545,155



  The accompanying notes are an integral part of these financial statements.


                           NICHOLAS INVESTMENT COMPANY
                            Statements of Operations
                                   (Unaudited)


                                             For the Three Months Ended
                                                    March 31,
                                             2002                2001

REVENUES

Rental revenue                         $     13,675    $     11,765

Total Revenues                               13,675          11,765

OPERATING COSTS

Amortization and depreciation                 2,330           2,217
General and administrative                    4,303           6,593

Total Operating Costs                         6,633           8,810

INCOME FROM OPERATIONS                        7,042           2,955

OTHER EXPENSE

Interest expense                             10,562           9,684

Total Other Expense                          10,562           9,684

LOSS BEFORE TAXES                            (3,520)         (6,729)

INCOME TAX EXPENSE                                -               -

NET LOSS                              $       (3,520) $      (6,729)

BASIC LOSS PER
COMMON SHARE                          $        (0.00) $       (0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                               11,345,250      11,345,250




  The accompanying notes are an integral part of these financial statements.


                           NICHOLAS INVESTMENT COMPANY
                       Statements of Stockholders Equity



                                                 Common Stock
                                          Shares              Amount

Balance, December 31, 1999                 10,795,250     $        10,795

March 16, 2000 common stock
 issued at $0.20 per share for
 conversion of related party debt             550,000                 550

Net loss for the year ended
 December 31, 2000                                  -                   -

Balance, December 31, 2000                 11,345,250              11,345

Net loss for the year ended
 December 31, 2001                                  -                   -

Balance, December 31, 2001                 11,345,250              11,345

Net loss for the three months
 ended March 31, 2002
 (unaudited)                                        -                   -

Balance, March 31, 2002
 (unaudited)                               11,345,250     $        11,345









                                                     Additional
                                                       Paid in      Accumulated
                                                      Capital        deficit


Balance, December 31, 1999                            $ 264,921       $(218,520)

March 16, 2000 common stock
issued at $0.20 per share for
conversion of related party debt                        109,450               -

Net loss for the year ended
December 31, 2000                                             -         (85,747)

Balance, December 31, 2000                              374,371        (304,267)

Net loss for the year ended
December 31, 2001                                             -         (19,600)

Balance, December 31, 2001                              374,371        (323,867)

Net loss for the three months
ended March 31, 2002
(unaudited)                                                   -          (3,520)

Balance, March 31, 2002
(unaudited)                                           $ 374,371       $(327,387)


  The accompanying notes are an integral part of these financial statements.


                           NICHOLAS INVESTMENT COMPANY
                            Statements of Cash Flows
                                   (Unaudited)


                                              For the Three Months Ended
                                                      March 31,
                                                   2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss from operations                       $    (3,520) $     (6,729)
Adjustments to reconcile
net income to net cash used
by operating activities:
Amortization and
epreciation expense                               2,330       2,217
Changes in operating
assets and liabilities:
(Increase) in accounts
receivable                                       (1,000)          -
Decrease in accounts
payable                                             486       2,092
Decrease in accrued
expenses                                              -     (10,000)
(Increase) in prepaid
interest                                         (1,548)          -

Net Cash (Used) by
Operating Activities                             (3,252)    (12,420)

CASH FLOWS FROM INVESTING ACTIVITIES:

Improvement of
property                                         (1,811)          -

Net Cash Used by
Investing Activities                             (1,811)          -

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments in
long-term debt                                   (2,253)     (1,279)

Net Cash (Used) by
Financing Activities                             (2,253)     (1,279)

(DECREASE) IN CASH                               (7,316)    (13,699)

CASH AT BEGINNING OF PERIOD                      15,573      47,338

CASH AT END OF PERIOD                          $  8,257    $ 33,639

Cash paid for:

Interest                                       $ 10,562    $  9,684
Income taxes                         $           $                -

Non-Cash Financing
Activities:



  The accompanying notes are an integral part of these financial statements.


                           NICHOLAS INVESTMENT COMPANY
                        Notes to the Financial Statements
                      March 31, 2002 and December 31, 2001



NOTE 1 -       BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Companys most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 3 -       SUBSEQUENT EVENT
     On April 1, 2002, the Company entered into an agreement with Virgin Lakes Development Corp., in which the Company bought 100% of the equity interest (common stock) of Virgin Lakes Development Corp., in exchange for 6,000,000 shares of the Companys common stock. Further information can be found in the Companys 8-K dated April 15, 2002.









                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forward of $327,387 since inception through March 31, 2002.

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

Liquidity and Capital Resources

     As of March 31, 2002 the Company has $10,805 in total current assets compared to total current assets of $ 15,573 for the same period of 2001. The current assets are comprised of $8,257 in cash, $1,000 in accounts receivable and $1,548 in prepaid expenses. The Company has total current liabilities of $30,638 as of March 31, 2002 compared to current liabilities of $32,405 for the same period of 2001. The current liabilities are comprised of $ 25,021 in accrued expenses, $ 4,314 in current portion of mortgages payable and $1,303 in current portion of notes due to a related party. The Company is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

Results of Operations

     For the first quarter ended March 31, 2002 the Company had revenues of $13,675 and expenses of $17,195 compared to revenues of $11,765 and expenses of $18,494 as of March 31, 2001. The reason for the increase in revenues is due to the fact that the Company had a vacancy for one month in one of its properties in the first quarter of 2001. General and Administrative expense dropped $2,090 when compared to the same period the year before. Interest expense increased $ 878 for the three months ended March 31, 2002 compared to the same period the year before because of a second mortgage that was taken out on the Manos property in the second half of 2001.

Net Operating Loss

     The Company has accumulated approximately $327,387 of net operating losses carryforwards as of March 31, 2002, which maybe offset against taxable income and income taxes in future years. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2022. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.





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



                                    NICHOLAS INVESTMENT COMPANY INC.


Dated: May 13, 2002

                                                     By:/S/ John Kirchner
                                                           John Kirchner
                                                           President

























                                                                  S-1