Form 10QSB
period 2002-06-30
NICHOLAS INVESTMENT CO INC
filed 2002-08-21
CIK 1123312

5

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C., 20549
                                                   FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended June 30, 2002
                                       or

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

                    5017 Cliffrose Drive, Las Vegas, NV 89130
                     (Address of principal executive office)

         Registrants telephone no., including area code (702) 396-1890

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

                  Class                        Outstanding as of  June 30, 2002
         Common Stock, $0.001                       17,805,250



                                                         i





                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                 Page

Item 1.                    Consolidated Financial Statements              1

                           Consolidated Balance Sheets June 30, 2002
                              And December 31, 2001                       2

                           Consolidated Statements of Operations six months
                              Ended June 30, 2002 and June 30, 2001       3

                           Consolidated Statement of Stockholders Equity  4

                           Consolidated Statements of Cash Flows six months
                                Ended June 30, 2002 and June 30, 2001     5

                           Notes to Consolidated Financial Statements     6

Item 2.                    Managements Discussion and Analysis and
                              Results of Operations                       7-8




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                              8

Item 2.                    Changes in Security                            8

Item 3.                    Defaults Upon Senior Securities                8

Item 4.                    Submission of Matter to a Vote of              8
                               Securities Holders

Item 5.                    Other Information                              8

Item 6.                    Exhibits and Reports on Form 8-K               8

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

     The unaudited balance sheet of the Company as of June 30, 2002, and the balance sheet of the Company as of December 31, 2001, derived from the Companys audited financial statements and the unaudited statement of operations and cash flows for the six months ended June 30, 2002 and 2001, the statements of stockholders equity for the period from April 17, 2001 through June 30, 2002 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.


                        NICHOLAS INVESTMENT COMPANY, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and December 31, 2001



               NICHOLAS INVESTMENT COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS

                                                         June 30,   December 31,
                                                           2002      2001
                                                          (Unaudited)
CURRENT ASSETS

Cash$                                                          980         $  -
Contracts receivable                                        17,631       19,013
Accounts receivable   related party                         12,000            -
Deposits                                                       315          315

Total Current Assets                                        30,926       19,328

FIXED ASSETS (NET)                                         139,087      115,921

TOTAL ASSETS                                             $ 170,013    $ 135,249




LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

Cash overdraft                                  $                -    $   2,444
Accounts payable                                            37,607       13,928
Accrued expenses                                            21,000        2,018
Notes payable                                               34,500            -
Notes payable   related party                                5,798            -

Total Current Liabilities                                   98,905       18,390

Total Liabilities                                           98,905       18,390

MINORITY INTEREST IN NET ASSETS                             12,031       16,027

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000 shares
authorized; 17,805,250 and 6,000,000 shares
issued and outstanding at June 30, 2002, and
December 31, 2001, respectively                             17,805        6,000
Additional paid-in capital                                 294,426      153,660
Accumulated deficit                                       (253,154)     (58,828)

Total Stockholders' Equity (Deficit)                        59,077      100,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 170,013    $ 135,249



               NICHOLAS INVESTMENT COMPANY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                      From
                                                                    inception
                               For the six     For the three      on April 17,
                               months ended   months ended      2001, through
                                June 30,         June 30,           June 30,
                                  2002             2002               2001

REVENUES                      $     31,035    $      6,747        $      -

COST OF SERVICES                    28,588             419               -

GROSS PROFIT                         2,447           6,328               -

OPERATING EXPENSES

General and administrative          29,952          29,946          44,888
Consulting and professional        144,290         144,290             200
Officer compensation                21,000          21,000               -
Depreciation                         5,040           2,530               -

Total Operating Expenses           200,282         197,766          45,088

OPERATING LOSS                    (197,835)       (191,438)        (45,088)

OTHER (EXPENSE)

Interest expense                      (487)           (487)              -

Total Other (Expense)                 (487)           (487)              -

NET LOSS BEFORE
MINORITY INTEREST                 (198,322)       (191,925)        (45,088)

MINORITY INTEREST IN LOSS            3,996           2,122           1,335

NET LOSS                    $     (194,326) $     (189,803) $      (43,753)


BASIC LOSS PER SHARE        $      (0.02)   $      (0.01)   $        (0.01)

WEIGHTED AVERAGE
SHARES OUTSTANDING              11,856,754      17,778,583       6,000,000







NOTE: The Company commenced activity on April 17, 2001. As such, this presentation of the statement of operations omits the comparative figures for the three and six months ended June 30, 2001.



               NICHOLAS INVESTMENT COMPANY, INC. AND SUBSIDIARIES
                       Statements of Stockholders Equity


                                                          Additional
                                       Common Stock         Paid-in  Accumulated
                                    Shares        Amount    Capital   Deficit

Inception, April
17, 2001                          $     -       $   -        $    -           -

Common stock issued for
organizational and management
services at $0.01
per share                           1,762,500        1,763       13,238       -

Common stock issued for cash
at $0.125
per share                             160,000          160       19,840       -

Capital
contribution                                -            -        4,920       -

Common stock issued for
assets and in reorganization
of Town
Square, LLC                         1,815,000        1,815       53,243      -

Common stock issued for
approximately 70% of the
outstanding common stock of
H&L Specialties                     1,000,000        1,000       32,049      -

Common stock issued for
approximately 86% of the
outstanding common stock of
Shadow Ridge
Water Company                       1,262,500        1,262       30,370      -

Net loss for the period ended
December
31, 2001                                    -            -            - (58,828)

Balance, December
31, 2001                            6,000,000        6,000      153,660 (58,828)

Recapitalization
(Unaudited)                        11,345,250       11,345       (5,346)     -

Common stock issued for services
at $0.25 per share
(Unaudited)                           300,000          300       74,700      -

Common stock issued for services
at $0.35 per share
(Unaudited)                           160,000          160       55,840      -

Capital contribution
(Unaudited)                                 -            -       15,572      -

Net loss for the three months
ended March 31, 2002
(Unaudited)                                 -            -           - (194,326)

Balance, March 31, 2002
(Unaudited)                      17,805,250   $   17,805   $  294,426 $(253,154)



               NICHOLAS INVESTMENT COMPANY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            From
                                                       inception on
                                      For the six        April 17,
                                     months ended      2001, through
                                       June 30,          June 30,
                                        2002              2001

   CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                               $(194,326)   $ (43,753)
Adjustments to reconcile net
loss to net cash
used by operating
activities:
Depreciation                               5,040            -
Common stock issued
for services                             131,000       15,000
Changes in operating assets
and liabilities:
(Increase) decrease in
contracts receivable                       1,382       (7,100)
(Increase) accounts receivable
related party                            (12,000)           -
(Increase) in deposits and
prepaid expenses                               -       (5,000)
Increase in accounts
payable                                   23,677        5,972
Increase in accrued
liabilities                               18,982            -

Net Cash Used by
Operating Activities                     (26,245)     (34,881)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed
assets                                   (12,633)      (5,335)
Recapitalization                           6,000            -

Net Cash Used by
Investing Activities                      (6,633)      (5,335)

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in bank
overdraft                                 (2,444)           -
Proceeds from
notes payable                             34,500            -
Proceeds from notes
payable related party                      5,798        8,213
Proceeds from the issuance
of common stock                                -       20,000
Minority interest                         (3,996)      12,829

Net Cash Provided by
Financing Activities                      33,858       41,042

NET INCREASE IN CASH                         980          826

CASH AT BEGINNING OF PERIOD                    -            -

CASH AT END OF PERIOD                  $     980    $     826


NOTE: The Company commenced activity on April 17, 2001. As such, this presentation of the statements of cash flows omits the comparative figures for the three and six months ended June 30, 2001.



               NICHOLAS INVESTMENT COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                    From
                                              inception on
                             For the six        April 17,
                             months ended      2001, through
                               June 30,          June 30,
                                2002              2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Income taxes                    $      -        $ -
Interest                        $      -        $ -

NON-CASH FINANCING ACTIVITIES

Stock issued for services       $131,000   $ 15,000






NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Companys most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 -      RECAPITALIZATION

     On April 1, 2002, Nicholas Investment Company, Inc. (Nicholas), and Virgin Lakes Development Corporation (Virgin Lakes), completed an Agreement of Reorganization whereby Nicholas issued 6,000,000 shares of its common stock in exchange for all of the outstanding common stock of Virgin Lakes. Immediately prior to the Agreement of Reorganization, Nicholas had 11,345,250 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Virgin Lakes because the management of Virgin Lakes controlled Nicholas after the acquisition was completed. At the effective date of the transaction, each share of Virgin Lakes was converted into 2.89 shares of Nicholas. Virgin Lakes was treated as the acquiring entity for accounting purposes and Nicholas was the surviving entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Virgin Lakes and its wholly owned subsidiaries, nor was there any adjustment to the carrying value of the net assets of Nicholas. All references to shares of common stock have been retroactively restated.

     Virgin Lakes Development Corporation, has three subsidiaries, The Town Square, LLC (100% owned), Shadow Ridge Water Company (86% owned), and H & L Specialties (70% owned). All of the entities, including Nicholas Investment Company, Inc., are collectively referred to as the Company.

NOTE 3 -      GOING CONCERN

     The Companys condensed consolidated financial statements have been prepared using generally accepting accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, however, has a deficit in working capital, a deficit in stockholders equity and does not have sufficient cash or other current assets nor sufficient revenues to cover its operating costs and to allow it to continue as a going concern. The Company intends to continue its attempts to raise capital through planned debt and equity offerings. The Company also expects an increase in revenues as the Shadow Ridge Subdivision enters the construction phase. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.






                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forward of $253,154 since inception through June 30, 2002.

     The Companys consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs. In the interim, the Company intends to raise additional capital through private placements of its common stock.

Liquidity and Capital Resources

     As of June 30, 2002 the Company has $30,926 in total current assets compared to total current assets of $ 19,328 as of December 31, 2001. The current assets are comprised of $980 in cash, $29,631 in accounts receivable and $315 in deposits. It should be noted that $12,000 of the accounts receivable is due from a related party. The Company has total current liabilities of $98,905 as of June 30, 2002 compared to current liabilities of $18,390 as of December 31, 2001. The current liabilities are comprised of $ 37,607 in accounts payable, $21,000 in accrued expenses, and $ 40,478 in notes payable. It should be noted that $5,798 of the notes payable is due to a related party. The Companys management realizes that there is a impairment to liquidity. As of June 30, 2002 the Company has a .31 to 1 current ratio. The Company is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

Results of Operations

     For the three months ended June 30, 2002 the Company had revenues of $6,747, cost of services performed of $419, and operating expenses of $ 197,766. For the three months ended June 30, 2002 the Company also had interest expense of $487 and a minority interest in the operating loss of $2,122. For the three months ended June 30, 2002 the Company had a net loss of ($189,803). Included in the net operating loss was $131,000 in common stock issuances that were issued for services rendered in the quarter.

     For the six months ended June 30, 2002 the Company had revenues of 31,035, cost of services performed of $28,588, and operating expenses of $ 200,282. For the six months ended June 30, 2002 the Company also had interest expense of $487 and a minority interest in the operating loss of $3,996. For the six months ended June 30, 2002 the Company had a net loss of ($194,326) Included in the net operating loss was $131,000 in common stock issuances that were issued for services rendered in the quarter ending June 30, 2002.


Net Operating Loss

     The Company has accumulated approximately $253,154 of net operating loss carryforwards as of June 30, 2002, which maybe offset against taxable income and income taxes in future years. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2022. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.



Recapitalization

     On April 1, 2002, Nicholas Investment Company, Inc. and Virgin Lakes Development Corporation completed an Agreement of Reorganization whereby Nicholas issued 6,000,000 shares of its common stock in exchange for all the outstanding common stock of Virgin Lakes. Immediately prior to the Agreement of Reorganization, Nicholas had 11,345,250 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Virgin Lakes because the management of Virgin Lakes controlled Nicholas after the acquisition was completed. At the effective date of the transaction, each share of Virgin Lakes was converted into 2.89 shares of Nicholas. Virgin Lakes was treated as the acquiring entity for accounting purposes and Nicholas was the surviving entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Virgin Lakes and its wholly owned subsidiaries, nor was there any adjustment to the carrying value of the net assets of Nicholas. All references to shares of common stock have been retroactively restated.

     Virgin Lakes Development Corporation , has three subsidiaries, The Town Square, LLC (100% owned), Shadow Ridge Water Company (86% owned), and H&L Specialties (70% owned). All of the entities, including Nicholas Investment Company, Inc., are collectively referred to as the Company.


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


                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

                                      None.

                          ITEM 2. CHANGES IN SECURITIES

     On April 1, 2002 the Company issued 11,345,250 shares of common stock to the shareholders of Nicholas Investment Company in order to recapitalize the Company.

     On April 1, 2002 the Company issued 300,000 shares of common stock at $.25 per share for consideration of $75,000 to one entity for services rendered in conjunction with the above mentioned recapitalization. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     On April 16, 2002 the Company issued 160,000 shares of common stock at $.25 per share for consideration of $56,000 to one entity for services rendered. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     As of June 30, 2002 the Company had 17,805,250 shares issued and outstanding.


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



                                   NICHOLAS INVESTMENT COMPANY INC.


Dated: August 16, 2002

                                                     By: __________________
                                                        Darryl Schuttloffel
                                                        President


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Nicholas Investment Company (the Company) on Form 10-Q(SB) for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I Darryl Schuttloffel , Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Darryl Schuttloffel
Chief Executive Officer

Dated: August 16, 2002



                                                        S-1