Form 10QSB
period 2002-09-30
NICHOLAS INVESTMENT CO INC
filed 2002-12-10
CIK 1123312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the Quarter ended 30 September 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-31899

                        NICHOLAS INVESTMENT COMPANY, INC.
                     ---------------------------------------
                     (Exact name of small business issuer as
                       registrant as specified in charter)


           Nevada                                             33-0788293
  -------------------------------                         -------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)


         3430 East Russell Road, Suite 301-304, Las Vegas, Nevada, 89120
         ---------------------------------------------------------------
                     (Address of principal executive office)

          Registrant's telephone no., including area code: 702-951-6075
                                                           ------------
                                       N/A
                    ----------------------------------------
                    (Former name, changed since last report)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 Months (or for such shorter period that the registrant was required to file such reports), Yes (X) No( ) and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)  No(  )

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last Practicable date.

         Class                         Outstanding as of September 30, 2002
         -----                         ------------------------------------

    Common Stock, $0.001                              53,636,752

    Preferred,  $0.001                                 1,000,000

                      TABLE OF CONTENTS

Heading                                                                    Page

                PART 1. FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements                           1

                 Consolidated Balance Sheets - September 30, 2002
                 And December 31, 2001                                       2

                 Consolidated Statement of Operations
                 Three months ended September 30, 2002                       3

                 Consolidated Statement of Stockholders' Equity              4

                 Consolidated Statement of Cash Flows - three months
                 Ended September 30, 2002                                    6

                 Notes to Consolidated Financial Statements -
                 September 30, 2002 and December 31, 2001                    7

Item 2           Management's Discussion and Analysis and
                 Results of Operations                                      10

Item 3           Controls and Procedures                                    12

                 PART II. OTHER INFORMATION

Item 1.          Legal Proceedings                                          12

Item 2.          Changes in Security                                        12

Item 3.          Defaults Upon Senior Securities                            12

Item 4.          Submission of Matter to a Vote of
                 Securities Holders                                         12

Item 5.          Other Information                                          13

Item 6.          Exhibits and Reports on Form 8-K                           13

                 Signatures and Certifications                              13

                         PART 1 - FINANCIAL INFORMATION

                          Item 1 - Financial Statement

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, a;; adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

         The unaudited balance sheet of the Company as of September 30, 2002, and the balance sheet of the Company as of December 31, 2001, derived from the Company's audited financial statements, and the unaudited statements of operations and cash flows for the three months ended September 30, 2002 and 31 December, 2001, are attached hereto and incorporated herein by this reference.

         Operating results for the quarters ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

               NICHOLAS INVESTMENT COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                                              September 30,    December 31,
                                                                  2002             2001
                                                              -------------   -------------
                                                               (Unaudited)
CURRENT ASSETS
   Cash                                                       $           -   $           -
   Contracts receivable                                              17,631          19,013
     Deposits                                                           315             315
                                                              -------------   -------------

     Total Current Assets                                            17,946          19,328
                                                              -------------   -------------

FIXED ASSETS (NET)                                                  137,048         115,921
                                                              -------------   -------------

OTHER ASSETS
   Investments                                                        1,000               -
                                                              -------------   -------------

     Total Other Assets                                               1,000               -
                                                              -------------   -------------

     TOTAL ASSETS                                             $     155,994   $     135,249
                                                              =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Cash overdraft                                             $       3,946   $       2,444
   Accounts payable                                                  46,631          13,928
   Accrued expenses                                                       -           2,018
   Notes payable                                                     48,179               -
   Notes payable - related party                                      5,798               -
                                                              -------------   -------------

     Total Current Liabilities                                      104,554          18,390
                                                              -------------   -------------

     Total Liabilities                                              104,554          18,390
                                                              -------------   -------------

MINORITY INTEREST IN NET ASSETS                                      12,031          16,027
                                                              -------------   -------------

STOCKHOLDERS' EQUITY

   Preferred stock, $0.001 par value, 50,00,000
     shares authorized; $1,000,000 and -0-
     shares issued and outstanding at September
     30, 2002, and December 31, 2001, respectively                   1,000                -
   Common stock, $0.001 par value, 500,000,000 shares
     authorized; 53,636,752 and 6,000,000 shares
     issued and outstanding at September 30, 2002,
     and December 31, 2001, respectively                             53,637           6,000
   Additional paid-in capital                                     1,328,290         153,660
   Accumulated deficit                                           (1,343,518)        (58,828)
                                                              -------------   -------------

     Total Stockholders' Equity                                      39,409         100,832
                                                              -------------   -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     155,994   $     135,249
                                                              =============   =============


                   The accompanying notes are an integral part of these consolidated financial statements.

               NICHOLAS INVESTMENT COMPANY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                  From
                                             For the Three                      inception
                                             months ended        For the Nine  on April 17,
                                             September 30,       months ended  2001, through
                                       ------------------------- September 30, September 30,
                                         2002          2001           2002          2002
                                       ------------  -----------  ------------  ------------

REVENUES                               $          -  $    23,910  $     31,035  $    81,148

COST OF SERVICES                                  -       10,406        28,588       82,074
                                       ------------  -----------  ------------  -----------

   GROSS PROFIT (LOSS)                            -       13,504         2,447         (929)
                                       ------------  -----------  ------------  -----------

OPERATING EXPENSES

   General and administrative                28,925       18,412        58,876      112,629
   Consulting and professional               80,224        8,102       224,514      224,514
   Officer compensation                     977,300       10,447       998,300      998,300
   Depreciation                               2,768        2,230         7,808       13,138
                                       ------------  -----------  ------------  -----------

     Total Operating Expenses             1,089,217       39,191     1,289,498     1,348,581
                                       ------------  -----------  ------------  ------------

OPERATING LOSS                           (1,089,217)     (25,687)   (1,287,051)    (1,349,507)
                                       ------------  -----------  ------------  -------------

OTHER INCOME (EXPENSE)

   Interest income                                -          806             -           806
   Interest expense                          (1,147)        (821)       (1,635)       (1,634)
                                       ------------  -----------  ------------  ------------

     Total Other Income (Expense)            (1,147)         (15)       (1,635)         (828)
                                       ------------  -----------  ------------  ------------

NET LOSS BEFORE MINORITY INTEREST        (1,090,364)     (25,702)   (1,288,686)   (1,350,335)
                                       ------------  -----------  ------------  ------------

MINORITY INTEREST IN LOSS                         -          420         3,996         6,817
                                       ------------  -----------  ------------  ------------

NET LOSS                               $ (1,090,364) $   (25,282) $ (1,284,690) $  (1,343,518)
                                       ============  ===========  ============  =============

BASIC LOSS PER SHARE                   $      (0.05) $     (0.00) $      (0.07)
                                       ============  ===========  ============
WEIGHTED AVERAGE SHARES
OUTSTANDING                              22,760,731    6,000,000    18,816,857
                                       ============  ===========  ============



NOTE: The Company commenced activity on April 17, 2001. As such, this presentation of the statement of operations omits the comparative figures for the nine months ended September 30, 2001.


                   The accompanying notes are an integral part of these consolidated financial statements.

               NICHOLAS INVESTMENT COMPANY, INC. AND SUBSIDIARIES
                       Statements of Stockholders' Equity



                                              Common Stock           Preferred Stock       Additional
                                        -----------------------   -----------------------   Paid-in      Accumulated
                                          Shares       Amount       Shares       Amount      Capital       Deficit
                                        ----------   ----------   ----------   ----------   ----------    ----------

Inception, April 17, 2001                     --     $     --           --     $     --     $     --      $     --

Common stock issued for
 organizational and management
 services at $0.01 per share             1,762,500        1,763         --           --         13,238          --

Common stock issued for cash
 at $0.125 per share                       160,000          160         --           --         19,840          --

Capital contribution                          --           --           --           --          4,920          --

Common stock issued for
 assets and in reorganization
 of Town Square, LLC                     1,815,000        1,815         --           --         53,243          --

Common stock issued for
 approximately 70% of the
 outstanding common stock of
 H&L Specialties                         1,000,000        1,000         --           --         32,049          --

Common stock issued for
 approximately 86% of the
 outstanding common stock of
 Shadow Ridge Water Company              1,262,500        1,262         --           --         30,370          --

Net loss for the period ended
 December 31, 2001                            --           --           --           --           --         (58,828)
                                        ----------   ----------   ----------   ----------   ----------    ----------

Balance, December 31, 2001               6,000,000        6,000         --           --        153,660       (58,828)

Recapitalization (unaudited)            11,345,250       11,345         --           --         (5,346)         --

Common stock issued for services
 at $0.25 per share (unaudited)            300,000          300         --           --         74,700          --

Common stock issued for services
 at $0.35 per share (unaudited)            160,000          160         --           --         55,840          --

Capital contribution (unaudited)              --           --           --           --         15,572          --

Preferred stock issued in exchange
 for 1,000,000 shares of Career
 Worth, Inc., valued at $0.03 per
 share (unaudited)                            --           --      1,000,000        1,000         --            --

Common stock issued in exchange
 for equivalent outstanding shares
 In partially-owned subsidiary at par
 value (unaudited)                          69,835           70         --           --           --            --
                                        ----------   ----------   ----------   ----------   ----------    ----------

Balance Forward                         17,875,085   $   17,875    1,000,000   $    1,000   $  294,426    $  (58,828)
                                        ----------   ----------   ----------   ----------   ----------    ----------


                   The accompanying notes are an integral part of these consolidated financial statements.

               NICHOLAS INVESTMENT COMPANY, INC. AND SUBSIDIARIES
                 Statements of Stockholders' Equity (Continued)


                                         Common Stock              Preferred Stock        Additional
                                   -------------------------   -------------------------    Paid-in      Accumulated
                                      Shares        Amount       Shares        Amount       Capital       Deficit
                                   -----------   -----------   -----------   -----------   -----------   -----------

Balance Forward                     17,875,085   $    17,875     1,000,000   $     1,000   $   294,426   $   (58,828)

Common stock issued to directors
 for services rendered at $0.03
 per share (unaudited)              33,700,000        33,700          --            --         977,300          --

Common stock issued to
 consultants for services
 rendered at $0.03 per share
 (unaudited)                         1,416,667         1,417          --            --          41,084          --

Common stock issued for rent
 at $0.025 per share (unaudited)       645,000           645          --            --          15,480          --

Net loss for the nine months
 ended September 30, 2002
 (unaudited)                              --            --            --            --            --      (1,284,690)
                                   -----------   -----------   -----------   -----------   -----------   -----------

Balance, September 30, 2002
 (unaudited)                        53,636,752   $    53,637   $ 1,000,000   $     1,000   $ 1,328,290   $(1,343,518)
                                   ===========   ===========   ===========   ===========   ===========   ===========



                   The accompanying notes are an integral part of these consolidated financial statements.

               NICHOLAS INVESTMENT COMPANY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  From
                                                                               Inception on
                                                                 For the nine    April 17,
                                                                 months ended  2001, through
                                                                 September 30, September 30,
                                                                     2002          2002
                                                                 -----------   ------------

   CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                    $(1,284,690)  $ (1,343,518)
     Adjustments to reconcile net loss to net cash
      used by operating activities:
       Depreciation                                                    7,808         13,138
       Common stock issued for rent                                   16,125         16,125
       Common stock issued for services                            1,184,570      1,199,571
       Common stock issued for acquisition of subsidiaries                 -        119,739
     Changes in operating assets and liabilities:
       (Increase) decrease in contracts receivable                     1,382        (17,631)
       (Increase) accounts receivable - related party                      -              -
       (Increase) in deposits and prepaid expenses                         -           (315)
       Increase in accounts payable                                   32,703         46,631
       Increase (decrease) in accrued liabilities                     (2,018)             -
                                                                 -----------   ------------

         Net Cash Provided (used) by Operating Activities            (44,120)             -
                                                                 -----------   ------------

   CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of fixed assets                                       (13,363)      (134,614)
     Capital contribution                                                  -          4,920
     Recapitalization                                                  6,000          6,000
                                                                 -----------   ------------

         Net Cash Used by Investing Activities                        (7,363)      (123,694)
                                                                 -----------   ------------

   CASH FLOWS FROM FINANCING ACTIVITIES

     Increase in bank overdraft                                        1,502          3,946
     Proceeds from notes payable                                      48,179         48,179
     Proceeds from notes payable - related party                       5,798          5,798
     Proceeds from the issuance of common stock                            -         20,000
     Minority interest                                                (3,996)        12,031
                                                                 -----------   ------------

         Net Cash Provided by Financing Activities               $    51,483   $     89,954
                                                                 -----------   ------------


   NOTE: The Company commenced activity on April 17, 2001. As such, this presentation of the statements of cash flows omits the comparative figures for the nine months ended September 30, 2001.

                   The accompanying notes are an integral part of these consolidated financial statements.

               NICHOLAS INVESTMENT COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                  From
                                                                               Inception on
                                                                For the nine     April 17,
                                                                months ended   2001, through
                                                                September 30,  September 30,
                                                                     2002          2002
                                                                 -----------   ------------

NET INCREASE IN CASH                                             $         -   $          -

CASH AT BEGINNING OF PERIOD                                                -              -
                                                                 -----------   ------------

CASH AT END OF PERIOD                                            $         -   $          -
                                                                 ===========   ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

   Income taxes                                                  $         -   $          -
   Interest                                                      $         -   $          -

NON-CASH FINANCING ACTIVITIES

   Stock issued for services                                     $ 1,184,570   $  1,199,571
   Stock issued for rent                                         $    16,125   $     16,125
   Stock issued for acquisition of subsidiaries                  $         -   $    119,739


NOTE: The Company commenced activity on April 17, 2001. As such, this presentation of the statements of cash flows omits the comparative figures for the nine months ended September 30, 2001.


                   The accompanying notes are an integral part of these consolidated financial statements.

               NICHOLAS INVESTMENT COMPANY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - RECAPITALIZATION

     On April 1, 2002, Nicholas Investment Company, Inc. ("Nicholas"), and Virgin Lakes Development Corporation ("Virgin Lakes"), completed an Agreement of Reorganization whereby Nicholas issued 6,000,000 shares of its common stock in exchange for all of the outstanding common stock of Virgin Lakes. Immediately prior to the Agreement of Reorganization, Nicholas had 11,345,250 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Virgin Lakes because the management of Virgin Lakes controlled Nicholas after the acquisition was completed. At the effective date of the transaction, each share of Virgin Lakes was converted into 2.89 shares of Nicholas. Virgin Lakes was treated as the acquiring entity for accounting purposes and Nicholas was the surviving entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Virgin Lakes and its wholly owned subsidiaries, nor was there any adjustment to the carrying value of the net assets of Nicholas. All references to shares of common stock have been retroactively restated.

     Virgin Lakes Development Corporation, has three subsidiaries, The Town Square, LLC (100% owned), Shadow Ridge Water Company (86% owned), and H & L Specialties (70% owned). All of the entities, including Nicholas Investment Company, Inc., are collectively referred to as "the Company".

NOTE 3 - GOING CONCERN

     The Company's condensed consolidated financial statements have been prepared using generally accepting accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, however, has a deficit in working capital, a deficit in stockholders' equity and does not have sufficient cash or other current assets nor sufficient revenues to cover its operating costs and to allow it to continue as a going concern. The Company intends to continue its attempts to raise capital through planned debt and equity offerings. The Company also expects an increase in revenues as the Shadow Ridge Subdivision enters the construction phase. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

               NICHOLAS INVESTMENT COMPANY, INC. AND SUBSIDIARIES
            Notes to the Consolidated Financial Statements (Coninued)
                    September 30, 2002 and December 31, 2001


NOTE 4- SIGNIFICANT EVENTS

     On August 8, 2002, the Company amended its articles of incorporation to increase the authorized number of common shares from 100,000,000 to 500,000,000. The Company also authorized the creation of 50,000,000 preferred shares with a par value of $0.001 per share.

     On August 19, 2002, the Company entered into a Stock Exchange Agreement with Career Worth, Inc., whereby the Company agreed to issue 1,000,000 preferred shares to Career Worth, Inc., in exchange for 1,000,000 shares of Career Worth, Inc. restricted common stock. As of the date of the transaction, the preferred stock of the Company had no readily determinable value. On August 19, 2002, the closing market price for Career Worth, Inc., unrestricted and free trading common stock was $3.05 per share as quoted on the NASDAQ Over-the-Counter Bulletin Board. By analogy, APB Opinion 29 (Accounting for Nonmonetary Transactions) and EITF 00-5 (Determining Whether a Nonmonetary Transaction is an Exchange of Similar Productive Assets) state that the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered, unless the fair value of the asset received is more clearly evident, especially in the case of nonproductive assets. The fair value of the Career Worth, Inc., common stock is not readily determinable primarily as a result of numerous uncertainties including 1) restricted nature of the shares, 2) the extreme volatility in the historical trading price of Career Worth, Inc. free-trading shares, 3) the relatively thin trading of the shares and limited number of market makers, 4) the size of the block of Career Worth, Inc. shares held relative to the number of shares available for trading in the market, among other uncertainties. Accordingly, the cost basis of the investment in the Career Worth, Inc., restricted common stock is based on the fair value of the Company's preferred stock on the date of the transaction, which has been determined to be equal to par value, or $0.001 per share, for a total investment of $1,000. If and when the shares of Career Worth, Inc., common stock become freely trading and available for sale, they will be accounted for under the provisions of FAS 115 (Accounting for Certain Investments in Debt and Equity Securities).

NOTE 5- SUBSEQUENT EVENTS

     On October 22, 2002, the Company issued 300,000 common shares to acquire all of the equity interest in Advantage Services Group, Inc. The transaction will be accounted for using the purchase method, and does not qualify as a material transaction due to the size and non-operating nature of the acquired company.

     Subsequent to September 30, 2002, the Company has issued 857,143 common shares as rental payments on its office space.

     During October and November of 2002, the Company has also issued 8,600,000 shares of common stock for consulting and other professional services to be provided during the fourth quarter.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Going Concern and the Ability of the Company to Continue.

     The Company's consolidated financial statements are prepared using generally accepted accounting principles, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management believes that the Company will not be able to generate revenues sufficient to cover its operating costs anytime during the next three and possibly four quarters. In the interim, the Company intends to raise additional capital through private placements of its common stock, and debt/equity financing. The installation of the water and waste treatment infrastructure for the Shadow Ridge Water Company will be capital intensive and will not produce sufficient revenue to cover the operating costs of that Corporation and Nicholas Investment Company until approximately 2004.

Liquidity and Capital Resources

     As of 30 September, 2002, the Company has $17,946 in total current assets compared to total current assets of $19,328 on 31 December 2001. The current assets are comprised of $17,631 in Contracts Receivable, and Deposits of $315. The Company has total current liabilities of $104,554 as of September 30, 2002 compared to $18,390 in liabilities as of December 31, 2001. The remaining liabilities are comprised of $3,946 in cash overdrafts, $46,631 in accounts payable, $48,179 in notes payable and $5,798 in a note payable to a related party. The Company is involved in a best efforts financing in order to increase the Company's liquidity and capital resources. In addition, the Corporation is seeking further acquisitions of companies that can increase their cash flow as well as add to the consolidated operational results.

Results of Operations

     For the nine months ended September 30, 2002, the Company had revenues of $31,035 and expenses of $1,289,498. The reason for the 4,172% overspend against revenue was the $224,514 and $998,300 in Professional Fees and officer compensation respectively, and $58,876 in General and Administrative Expenses. Revenues were low because of a lack of construction work by contract, compared to the previous quarter. Two of the Companies were engaged in the installation of water and sewer mains for the utility Corporation. The installation of the water and sewer mains for the Shadow Ridge Water Company will continue to be an expense, but will also be reflected in the increase of assets as has been illustrated in this quarterly report compared to the assets reflected in the report of 31 December, 2001.

Net Operating Loss

     The Company has accumulated approximately $127,891 in net operating losses carry forwards as of September 30, 2002, which maybe offset against taxable income and income taxes in future years. The use of these to losses to reduce future income taxes and business taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carry forwards. The carry forwards expire in the years 2022. In the event of certain changes in control of the Company there will be an annual limitation on the amount of carry forwards which can be used.

     It is foreseeable with the expense of installation of the infrastructure for the Shadow Ridge Subdivision, the erection of water storage facilities and installation of the waste treatment plant for the subdivision, an Operating Loss will continue until at least 2004. The company is seeking the acquisition of other companies which could help offset the intense capital requirements of utilities.

Sale of Common Stock

     On the 8th of August, the Corporation approved the 2002 Benefit Plan, S-8 with an authorization of 10,000,000 shares. A portion of those shares have been issued under the benefit plan. In addition, other shares of common restricted stock and 600,000 shares of Preferred Convertible Stock were issued under
Section 4Q, the Securities Act of 1933. Seven Hundred Thousand shares of common stock, valued at par, 0.001 per share, were issued to the Directors of the Corporation for their services since the inception of the Corporation. Another 32,000,000 shares of common stock Restricted under Rule 144 and valued at par value, were also issued to the Directors of the Corporation for their efforts in obtaining assets for the Corporation and their sharing of intellectual assets. Ten Million Shares of Common Stock Restricted under Rule 144 and valued at Four Cents per share, and Six Hundred Thousand Shares of Preferred Convertible at One Dollar per share were issued to P.R. Businesses Incorporated for the down payment on an 8,500 square foot office building in Las Vegas, Nevada which will serve as the Corporate Headquarters.

     Six Hundred Forty Five Thousand Shares of Common Stock, Restricted under rule 144, were issued at a value of $.025 per share for an interest payment to P.R. Business Corporation. During the period ending September 30th, the corporation also issued a total of One Million Shares of Preferred Stock valued at $.001 per share to Career Worth
Incorporated. Such shares were exchanged for One Million shares of stock in the Career Worth Corporation.

     During the nine months ended September 30, 2002 the Corporation paid to four different consulting firms, respectively, 1,250,000 shares at $.015, 166,667 shares at $.015, 500,000 shares at $.05, and 500,000 shares at $.05 per share.

Risk Factors and Cautionary Statements

     Forward Looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its products and attract other companies into a holding company for asset and cash flow consolidation; as well as the other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                        ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President and General Counsel and Secretary. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.


                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

None

                          ITEM 2. CHANGES IN SECURITIES

     The Company increased the number of Common shares authorized by the Corporation from 100,000,000 to 500,000,000 shares. In addition, the Company authorized 50,000,000 shares of Preferred Non-designated shares. This increase in authorized shares is in conjunction with the business plan to be utilized with the capitalization of the Shadow Ridge Water Company for its utility projects, the acquisition of real property and also to be utilized in Private Placements for capitalization of business projects and debt/equity financing.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

None

                            ITEM 5. OTHER INFORMATION

None

                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



NICHOLAS INVESMTNET COMPANY INC.

Dated December 2, 2002



By: /s/ DARRYL E. SCHUTTLOFFEL
    -------------------------------
    President/CEO

                                 CERTIFICATIONS
                                 --------------


I, Darryl Schuttloffel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of [identify registrant];

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 2, 2002

/s/ Darryl Schuttloffel
--------------------------
President and CEO

I, George Barger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of [identify registrant];

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 2, 2002

/s/ George Barger
--------------------------
Chief Financial Officer