Form 10KSB
period 2002-12-31
NICHOLAS INVESTMENT CO INC
filed 2003-09-22
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2002

Commission file number 000-27715

NICHOLAS INVESTMENT COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-0788293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4443 Birdie Dr., Corona, CA 92883
(Address of principal executive offices) Zip Code

Registrant's telephone number, including area code: (909) 236-6977

Securities to be registered under Section 12(g) of the Act:
Common Stock, $0.001 par value (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

 The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as May 12, 2003 was $0.03, based on the last sale price of $0.03 as reported by the Pink Sheets.

The Registrant had 115,373,752 shares of common stock, $0.001 par value, outstanding as of September 18, 2003.

NICHOLAS INVESTMENT COMPANY, INC.

TABLE OF CONTENTS

PAGE NUMBER
PART I

ITEM 1.	BUSINESS	3

	DESCRIPTION OF BUSINESS	3
	COMPANY STRATEGY
		4
ITEM 2.	DESCRIPTION OF PROPERTY
		4
ITEM 3.	LEGAL PROCEEDINGS
		4
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	4

	MARKET INFORMATION	4

	HOLDERS	4

	DIVIDENDS	5

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6

ITEM 7.	FINANCIAL STATEMENTS	7

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS	7

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	7

ITEM 10.	EXECUTIVE COMPENSATION	8
	REMUNERATION PAID TO EXECUTIVES	8
	REMUNERATION PAID TO DIRECTORS	8
	EMPLOYMENT AGREEMENTS	8
	EMPLOYEE BENEFITS	8

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	9

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	9

ITEM 13.	CONTROLS AND PROCEDURES	10

ITEM 14.	EXHIBITS AND REPORTS ON FORM 8-K	10

	SIGNATURES	11

ii

PART I

Forward Looking Statements

This document includes statements that may constitute forward-looking statements made pursuant to the Safe harbor provisions of the Private Securities Litigation reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this documents and in all if its communications to shareholders and others, on management's projections, estimates and all other communications. Statements that are based on management projections, estimates and assumptions are forward-looking statements, the words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from this expressed in any forward-looking statements made by, or on behalf, of the Company.

ITEM 1. DESCRIPTION OF BUSINESS

Nicholas Investment Company, Inc. ("the Company" or "NIVI") was incorporated under the laws of Nevada on January 22, 1998 to engage in any lawful activity as shall be appropriate under laws of the State of Nevada. Until April 2003 Nicholas Investment Company was in the business of acquiring and leasing real estate. Nicholas Investment raised $202,800.00 in 1998 and purchased four single-family dwellings, which were subsequently sold.

On April 1, 2002, Nicholas Investment Company, Inc. (Nicholas), and Virgin Lakes Development Corporation (Virgin Lakes), completed an Agreement of Reorganization whereby Nicholas issued 6,000,000 shares of its common stock in exchange for all of the outstanding common stock of Virgin Lakes. Immediately prior to the Agreement of Reorganization, Nicholas had 11,345,250 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Virgin Lakes because the management of Virgin Lakes controlled Nicholas after the acquisition was completed. At the effective date of the transaction, each share of Virgin Lakes was converted into 2.89 shares of Nicholas. Virgin Lakes was treated as the acquiring entity for accounting purposes and Nicholas was the surviving entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Virgin Lakes and its wholly owned subsidiaries, nor was there any adjustment to the carrying value of the net assets of Nicholas. Virgin Lakes Development Corporation, had three subsidiaries, The Town Square, LLC (100% owned), Shadow Ridge Water Company (86% owned), and H & L Specialties (70% owned).

As of December 31, 2002, Management determined that the value of these businesses was substantially below book and determined to liquidate each of these holdings. As such, all assets, liabilities, and activities of these businesses have been included as discontinued operations. An impairment loss of $125,521 has been recorded to reduce the value of the assets associated with the discontinued operations to zero. In April 2003, the Company exchanged all of its ownership in each of these companies in exchange for the forgiveness of the related party debts and the assumption of trade payables associated with the businesses.

On May 14, 2003, two of the Company's officers and Directors submitted their resignations. The Company's remaining Director, Darryl Schuttloffel, appointed two new Directors and officers and charged them with developing and implementing a business strategy. On May 20, 2003, Mr. Schuttloffel also resigned as an officer and director of the Company.

On June 4, 2003, the Company issued two million (2,000,000) shares of preferred stock to MRG California in exchange for $5,000 and a further commitment to provide working capital to the Company. These preferred shares entitle the holder to 100 votes per share of preferred stock, effectively giving voting control of the Company to MRG California. On September 17, 2003, the Board of Directors negotiated the return of the preferred stock to the Company in exchange for approximately $33,500, which represented the original $5,000 plus all monies advanced to the Company by MRG and legal expenses incurred. These preferred shares are presently held by the Company's Board of Directors.

As of September 18, 2003, the Company had no operating business.

Company Strategy

In September 2003, the Company's Board of Directors elected to pursue establishing NIVI as a holding company, making strategic investments in the medical sales industry and in management consulting. The Company intends to raise capital for investment into small, cash-flow positive businesses in the targeted fields, then provide management assistance and growth capital. As of September 18, 2003, the Company had not raised substantial capital to do so and had not formalized arrangements to infuse such capital.
Management is negotiating to acquire a majority interest in several prospective businesses, but has not yet signed a letter of intent or definitive acquisition agreement.

Employees

Presently, Nicholas Investment has two employees who serve as the Company's Chief Executive Officer and Chief Financial Officer, respectively. Management intends to hire additional employees only as needed and as funds are available. In such cases compensation to management and employees will be considered with prevailing wages for services rendered.

ITEM 2. DESCRIPTION OF PROPERTY

Nicholas Investment currently has its offices located at 4443 Birdie Dr., Corona, CA 92883. The Company does not pay any rent associated with this facility. Management believes that its facilities are adequate for its present business.

ITEM 3. LEGAL PROCEEDINGS

Nicholas Investment is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against Nicholas Investment has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company's Common Stock has been traded on the Pink Sheets since March 2002 under the symbol "NIVI." The following table sets forth the trading history of the Common Stock on the Pink Sheets for each quarter since March 2001 through June 30, 2003, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Endings	Quarterly High	Quarterly Low	Quarterly Close
3/29/2002	0.30	0.10	0.30
6/28/2002	0.45	0.007	0.007
9/30/2002	0.10	0.0015	0.0015
12/31/2002	0.04	0.001	0.001
3/31/2003	0.01	0.0006	0.008
6/30/2003	0.001	0.0006	0.0006

Holders of record

As of September 18, 2003 there were approximately 76 holders of record of the Company's common stock.

Dividends

The Company has never paid a cash dividend on its common stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.
Recent Sales of Unregistered Securities

Except as otherwise noted, the securities described in this Item 5 were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision. Among the information provided was the fact that the securities issued were restricted securities.

No commissions were paid in connection with the transactions described below unless specifically noted.

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

600,000 shares of Preferred Convertible stock were issued to P.R. Businesses Incorporated for the down payment on the purchase of an office building in Las Vegas, NV. The purchase of this property was later abandoned and the 600,000 shares of convertible preferred stock were returned to the Company and canceled in 2003.
33,700,000 shares of common stock restricted under Rule 144 and valued at par value, were issued to the Directors of the Corporation for their efforts in obtaining assets for the Corporation, their sharing of intellectual assets, and for services to the Company since inception.

On August 19, 2002, the corporation issued 1,000,000 shares of Convertible Preferred Stock valued at $.001 per share to Career Worth Incorporated in exchange for 1,000,000 shares of stock in the Career Worth Incorporation. In 2003, the Company and Career Worth agreed to unwind this transaction and, accordingly, the respective shares of stock were returned. The Convertible Preferred Stock was subsequently canceled by the Company.

On October 1, 2002, the Company issued a total of 300,000 shares of common stock to Advantage Services Group in anticipation of acquiring this company. The acquisition was never consummated; however, the Company did not receive back the stock. The shares issued were restricted pursuant to Rule 144.

During the year ended December 31, 2002, the Company sold a total of 4,050,000 shares of common stock for cash of $42,500. The shares issued were restricted under Rule 144.

In December 2002, the Company issued a total of 81,835 shares of common stock in exchange for an equivalent number of shares of common stock in a partially-owned subsidiary. The shares issued were restricted pursuant to Rule 144.

As of September 18, 2003, Nicholas Investment had 115,373,752 shares of common stock outstanding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Plan of Operation

Nicholas Investment was incorporated in January 22, 1998 under the laws of the state of Nevada. The Company was originally organized to invest in real estate, rental properties, notes secured by deeds of trust(s), discounted notes or smaller properties ready for development. The Company acquired several rental properties, which were subsequently sold.

On April 1, 2002, Nicholas Investment Company, Inc. (Nicholas), and Virgin Lakes Development Corporation (Virgin Lakes), completed an Agreement of Reorganization whereby Nicholas issued 6,000,000 shares of its common stock in exchange for all of the outstanding common stock of Virgin Lakes. Immediately prior to the Agreement of Reorganization, Nicholas had 11,345,250 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Virgin Lakes because the management of Virgin Lakes controlled Nicholas after the acquisition was completed. At the effective date of the transaction, each share of Virgin Lakes was converted into 2.89 shares of Nicholas. Virgin Lakes was treated as the acquiring entity for accounting purposes and Nicholas was the surviving entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Virgin Lakes and its wholly owned subsidiaries, nor was there any adjustment to the carrying value of the net assets of Nicholas. Virgin Lakes Development Corporation, had three subsidiaries, The Town Square, LLC (100% owned), Shadow Ridge Water Company (86% owned), and H & L Specialties (70% owned).

During 2003, Management determined that the value of these businesses was substantially below book and determined to liquidate each of these holdings. In April 2003, the Company exchanged all of its ownership in each of these companies in exchange for hold harmless agreements.

On June 4, 2003, the Company issued two million (2,000,000) shares of preferred stock to MRG California in exchange for $5,000 and a further commitment to provide working capital to the Company. These preferred shares entitle the holder to 100 votes per share of preferred stock, effectively giving voting control of the Company to MRG California. On September 17, 2003, the Board of Directors negotiated the return of the preferred stock to the Company in exchange for approximately $33,500, which represented the original $5,000 plus all monies advanced to the Company by MRG and legal expenses incurred. These preferred shares are presently held by the Company's Board of Directors.

As of September 18, 2003, the Company had no operating business. Management plans to operate NIVI as a holding company, though no letters of intent for the acquisition of an operating business have been signed as of September 18, 2003.

As of September 18, 2003, management has recognized that there is a deficiency in liquidity. Such deficiency has been noted in the notes to the financial statements and the audit opinion. Management has not yet decided a remedy and has not made any arrangements or definitive agreements for funding or the private placements of its securities and/or a public offering.

Currently, there are no commitments for material expenditures. It should be noted that the Company's auditors HJ Associates, LLC., have expressed in their audit opinion letter that there is substantial doubt about the Company's ability to continue as a going concern.

Liquidity and Capital Resources

The Company's financial statements present an impairment in terms of liquidity. As of December 31, 2002 the Company had $20 in current assets and the Company's total liabilities exceeded total assets by approximately $329,500. The Company has accumulated $1,913,874 of net operating losses through December 31, 2002, which may used to reduce taxes in future years through 2021. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The potential tax benefit of the net operating loss carryforwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries. In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company's ability to continue as a going concern.

Results of Operation

For the year ended December 31, 2002 the Company had a net loss of $1,855,046 compared to a net loss of $58,828 for the period from inception in March 2001 through December 31, 2001. Most of the loss incurred in 2002 was attributed to 12,196,667 shares of common stock issued to various employees and consultants for services totaling $1,599,301. Accounting regulations require the Company to value all stock issued at market rates even though the shares issued are restricted and the market for the Company's stock is illiquid. During 2002, an impairment loss of $125,521 was recorded to reduce the value of the assets associated with the discontinued operations to zero..

ITEM 7. FINANCIAL STATEMENTS

See the financial statements annexed to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The executive officers and directors of the Company as of September 18, 2003 are as follows:

NAME	AGE	POSITION
Steven R. Peacock	55	Chief Executive Officer, Director
Shane H. Traveller	36	Chief Financial Officer, Director

The business experience of each of the persons listed above is as follows:

Steven R. Peacock - Mr. Peacock was appointed to the Board of Directors in May 2003 and also serves as the Company's Chief Executive Officer. Mr. Peacock is the founding partner of Peak Solutions, a business consulting company that specializes in start-up, troubled, and small-cap public companies. Before starting Peak Solutions, Mr. Peacock was President of Peacock Financial, a business development company he founded to invest in and acquire real estate, and various other operating businesses. Mr. Peacock has over fifteen years of experience in seeking out and identifying emerging growth investment opportunities, both startup companies and work out assignments, and twenty years of experience in the real estate development industry. Mr. Peacock has an extensive operating knowledge of the Business Development Company process, having operated the first BDC on the west coast from 1998 to 2000. During that period, he was directly responsible for raising approximately $8M under Regulation E, creating market liquidity for the company's stock and building the company's investor base from 250 to over 4,000 shareholders.

Shane H. Traveller - Mr. Traveller was appointed to the Board of Directors in May 2003 and serves as the Company's Chief Financial Officer. A Certified Public Accountant, Mr. Traveller is also a partner with Peak Solutions, a business consulting company that specializes in startup and small-cap clients. Previously, Mr. Traveller was President and Chief Operating Officer of Trimedyne, Inc., a Nasdaq National Market company that developed and manufactured surgical lasers where, prior to becoming the company' president, he had served as the Chief Financial Officer. Before working for Trimedyne, Mr. Traveller was co-founder and Chief Financial Officer of Pyro Shield, Inc., a manufacturer and distributor of aerospace insulation materials and prior to that, served as Chief Financial Officer of Worldwide Investment Network, Inc., an asset management and financial services company. Mr. Traveller practiced public accounting with Arthur Andersen, LLP and with Corbin & Wertz, LLP, in their respective Orange County, California offices. Mr. Traveller holds Bachelor of Science degrees in accounting and finance from Brigham Young University.

Meetings

During the year ended December 31, 2002, the Board of Directors met on 3 occasions. Each incumbent Director attended at least 75% of the total number of meetings of the Board of Directors.

Compensation Of Directors

We have no standard arrangement pursuant to which our Directors are compensated or services provided as a Director. During the year ended December 31, 2002, the then directors received a combined stock grant of 30 million shares of restricted common stock as compensation for their service on the Board of Directors. Such shares were divided between the various directors.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities for the year ended December 31, 2002 paid to Darryl Schuttloffel, our Chief Executive Officer during 2002. No other executive officers received compensation exceeding $100,000 during the year ended December 31, 2002.

Summary Compensation Table

	Annual Compensation				Long Term Compensation

					Awards

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

Darryl Schuttloffel	2001	$--	$--	$--	--	--	--
Chief Executive Officer(1)	2002	$--	$--	$--	20,875,000	--	--

(1) Mr. Schuttloffel became Chief Executive Officer effective as of April 2002. He resigned this position on May 20, 2003.

There were no stock options granted during the year ended December 31, 2002. There were no stock options outstanding as of December 31, 2002.

Employment Agreements

The Company does not currently have any employment agreements in place.

Indemnification

As permitted by the provisions of the General Corporation Law of the State of Nevada, the Company has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company. Any such person may be indemnified against expenses, including attorneys' fees, judgments, fines and settlements in defense of any action, suit or proceeding. The Company does not maintain directors and officers liability insurance.

Compliance With Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, none of the officers and directors of the company have filed the required reports with respect to our stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best knowledge of the Company, as of September 18, 2003, with respect to each person known by Nicholas Investment to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address (1)	Title of Class	Amount Owned	Percentage of Class (2)

Darryl Schuttloffel	Common	20,750,000	17%

Steven R. Peacock CEO and Director	Series B Pref.	1,000,000	50%

Shane H. Traveller CFO and Director	Series B Pref.	1,000,000	50%

All Directors and Officers as a group	Series B Pref. Common	2,000,000 -0-	100% N/A

(1) Unless indicated otherwise, the address for each of the above listed is c/o Nicholas Investment Company at 4443 Birdie Dr., Corona, CA 92883.

(2) The above percentages are based on 115,373,752 outstanding common shares, and two million (2,000,000) shares of Series B preferred stock, as of September 18, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity to presented and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

During the year ended December 31, 2002, the Company received loans from the primary minority shareholder of the H&L Specialties subsidiary totaling $10,823. The loans were considered to be short-term in nature and did not accrue interest. The loans were subsequently forgiven by the individual during the second quarter of fiscal 2003.

During the year ended December 31, 2002, the Company received loans from the prior CEO of the Company totaling $376. The loans were considered to be short-term in nature and did not accrue interest. The loan was subsequently forgiven by the former CEO during the second quarter of fiscal 2003.
On December 6, 2002, the Company received a $3,800 loan from a prior officer of the Company. The loan accrued interest at 10% per annum and was to be repaid on December 6, 2003. The Company has paid $2,000 towards the note as of December 31, 2002, leaving a balance of $1,800. This remaining balance was subsequently forgiven by the former officer during the second quarter of fiscal 2003.

ITEM 13. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)(2) Financial Statements. See index to financial statements and supporting schedules.

(a)(3) Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit No.	Description	Location

3.1	Articles of Incorporation	Incorporated by reference to corresponding Exhibit previously filed.

3.2	Bylaws	Incorporated by reference to corresponding Exhibit previously filed.

4.1	Form of Common Stock Certificate	Incorporated by reference to corresponding Exhibit previously filed.

99.1	CEO Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.2	CFO Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(b) Reports on Form 8-K

Form 8-K filed April 15, 2002 in which the Company notified the SEC that it had acquired Virgin Lakes Development Corporation and named three new members to the Board of Directors.

Form 8-K filed on October 21, 2002 in which the Company notified the SEC that it had entered into an agreement to purchase an office building.

Form 8-K filed on February 3, 2003 in which the Company notified the SEC that is had canceled the agreement to acquire the office building as described in the Form 8-K filed on October 21, 2002.

Form 8-K filed on June 12, 2003 in which the Company notified the SEC that the Board of Directors had issued 2,000,000 shares of Series B preferred stock to MRG California, Inc., such shares entitling the holder to 100 votes per share, effectively granting voting control of the Company to MRG. Also, that the Company had appointed a new Chief Executive Officer and Chief Financial Officer, that the two members of the Board of Directors has resigned, and that two new Directors had been appointed. Also, that the Company relocated its offices to Corona, California.

Form 8-K filed on September 18, 2003 in which the Company notified the SEC that MRG California had returned the Series B preferred stock to the Company and therefore no longer had voting control of the Company, and that the Series B preferred stock had been transferred to Peak Solutions, a private partnership controlled by the two members of the Company's board of directors.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS INVESTMENT COMPANY, INC. By:/S/ Steven R. Peacock Steven R. Peacock Chief Executive Officer

Dated: September 18, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven R. Peacock Steven R. Peacock	President, Chief Executive Officer and Director	September 18, 2003

/s/ Shane H. Traveller Shane H. Traveller	Chief Financial Officer and Director	September 18, 2003

NICHOLAS INVESTMENT COMPANY, INC.
a Nevada corporation
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Steven R. Peacock, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nicholas Investment Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 18 2003

/S/ Steven R. Peacock
Steven R. Peacock
Chief Executive Officer

NICHOLAS INVESTMENT COMPANY, INC.
a Nevada corporation
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Shane H. Traveller, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nicholas Investment Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 18, 2003

/S/ Shane H. Traveller
Shane H. Traveller
Chief Executive Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Steven A Peacock, Chief Executive Officer of Nicholas Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2002 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 18, 2003

/S/ Steven R. Peacock Steven A. Peacock CHIEF EXECUTIVE OFFICER

Exhibit 99.2

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Shane H. Traveller, Chief Financial Officer of Nicholas Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2002 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 18, 2003

/S/ Shane H. Traveller Shane H. Traveller CHIEF FINANCIAL OFFICER

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Nicholas Investment Company, Inc. and Subsidiaries
(A Development Stage Company)
Corona, California

We have audited the accompanying consolidated balance sheet of Nicholas Investment Company, Inc. and Subsidiaries (a development stage company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2002, from inception on March 1, 2001, through December 31, 2001, and from inception on March 1, 2001, through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Virgin Lakes Development Corporation, a consolidated subsidiary, as of December 31, 2001, and for the period from inception on March 1, 2001, through December 31, 2001, which statements reflect total assets and revenue constituting 19.6% and 100%, respectively, of the related consolidated total for fiscal 2001. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion for the year ended December 31, 2001, insofar as it relates to the amounts included for Virgin Lakes Development Corporation, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nicholas Investment Company, Inc. and Subsidiaries (a development stage company) as of December 31, 2002 and the results of their operations and their cash flows for the year ended December 31, 2002, from inception on March 1, 2001, through December 31, 2001, and from inception on March 1,2001, through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has current liabilities in excess of current assets of $329,485 and has generated significant losses for the years ended December 31, 2002, and 2001. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
September 2, 2003

NICHOLAS INVESTMENT COMPANY, INC.
 AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS
December 31, 2002

CURRENT ASSETS

Cash	$20

Total Current Assets
20

TOTAL ASSETS
$20

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Liabilities from discontinued operations (Note 7)	329,505

Total Current Liabilities
329,505

Total Liabilities
329,505

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value; 50,000,000 shares authorized; zero shares issued and outstanding
-

Common stock; $0.001 par value; 500,000,000 shares authorized; 67,673,752 shares issued and outstanding
67,674

Additional paid-in capital
1,516,715

Deficit accumulated during the development stage
(1,913,874)

Total Stockholders' Equity (Deficit)
(329,485)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
$20

The accompanying notes are an integral part of these consolidated financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended December 31, 2002	From Inception on March 1, 2001 through December 31, 2001	From Inception on March 1, 2001 through December 31, 2002

REVENUES	$-	$-	$-

EXPENSES
General and administrative expense	$-	$-	$-

Total Expenses
	-	-	-

LOSS FROM OPERATIONS	-	-	-

OTHER EXPENSES	-	-	-

Interest Expense	-	-	-

Total Other Expense
	-	-	-

LOSS BEFORE DISCONTINUED OPERATIONS	-	-	-
DISCONTINUED OPERATIONS (NOTE 7)	$(1,855,046)	$(58,828)	$(1,913,874)

NET LOSS	$(1,855,046)	$(58,828)	$(1,913,874)

BASIC LOSS PER SHARE:
Loss before discontinued operations
	$(0.00)	$(0.00)
Discontinued operations
	(0.06)	(0.01)

Basic loss per share
	$(0.06)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	$30,385,860	$7,275,155

The accompanying notes are an integral part of these consolidated financial statements.

 NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Preferred Stock			Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount	Additional Paid-In Capital

Inception, April 17, 2001	-	$-	-	$-	$-	$-

Common stock issued for organizational and management services at $0.01 per share	1,762,000	1763	-	-	13,237	-

Common stock issued for cash at $0.125 per share	160,000	160	-	-	19,840	-

Capital contribution	-	-	-	-	4,920	-

Common stock issued for assets and in reorganization of Town Square, LLC	1,815,000	1,815	-	-	53,243	-

Common stock issued for approximately 70% of the outstanding common stock of H&L Specialties	1,000,000	1,000	-	-	32,049	-

Common stock issued for approximately 86% of the outstanding common stock of Shadow Ridge Water Company	1,262,500	1,262	-	-	30,371	-

Net loss for the period ended December 31, 2001	-	-	-	-	-	(58,828)

Balance, December 31, 2001	6,000,000	6,000	-	-	153,660	(58,828)

April 1, 2002, recapitalization	11,345,250	11,345	-	-	(3,018)	-

April 1, 2002, common stock issued for services at $0.25 per share	300,000	300	-	-	74,700	-

April 16, 2002, common stock issued for services at $0.35 per share	160,000	160	-	-	55,840	-

August 18, 2002, common stock issued in exchange for equivalent outstanding shares in majority- owned subsidiary at par value	81,835	82	-	-	-	-

August 23, 2002, common stock issued to directors for services rendered at $0.03 per share	33,700,000	33,700	-	-	977,300	-

Balance Forward	51,587,085	$51,587	-	$-	1,258,482	$(58,828)

The accompanying notes are an integral part of these consolidated financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

	Common Stock		Preferred Stock			Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount	Additional Paid-In Capital

Balance Forward	51,587,085	$51,587	-	$-	1,258,482	$(58,828)

August 23, 2002, common stock issued for services at $0.03 per share	2,416,667	2,417	-	-	70,083	-

October 1, 2002, common stock issued for acquisition of Advantage Services Group at $0.04 per share	300,000	300	-	-	11,700	-

October 1, 2002, common stock issued to consultants for services at $0.04 per share	400,000	400	-	-	7,600	-

October 2, 2002, common stock issued to consultants for services at $0.02 per share	300,000	300	-	-	11,700	-

November 4, 2002, common stock issued to consultants for services at $0.01 per share	400,000	400	-	-	3,600	-

November 6, 2002, common stock issued to an officer of the Company for services rendered at $0.04 per share	1,500,000	1,500	-	-	58,500	-

November 18, 2002, common stock issued to an officer of the Company for services rendered at $0.01 per share	1,500,000	1,500	-	-	13,500	-

November 18, 2002, common stock issued to consultants for services at $0.01 per share	250,000	250	-	-	2,250	-

November 21, 2002, common stock issued to consultants for services at $0.02 per share	300,000	300	-	-	6,900	-

December 6, 2002, common stock issued to an officer of the Company for services rendered at $0.01 per share	1,500,000	1,500	-	-	15,000	-

December 6, 2002, common stock issued to consultants for services at $0.01 per share	620,000	620	-	-	6,200	-

Balance Forward	61,073,752	$61,074	-	$-	$1,465,515	$(58,828)

The accompanying notes are an integral part of these consolidated financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

	Common Stock		Preferred Stock			Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount	Additional Paid-In Capital

Balance Forward	61,073,752	$61,074	-	$-	$1,465,515	$(58,828)

December 6, 2002, common stock issued for cash at $0.01 per share	4,050,000	4,050	-	-	38,450	-

December 16, 2002, common stock issued to consultants for services at $0.01 per share	2,300,000	2,300	-	-	11,500	-

December 16, 2002, common stock issued to an officer of the Company for services rendered at $0.01 per share	250,000	250	-	-	1,250	-

Net loss for the year ended December 31, 2002	-	-	-	-	-	(1,855,046)

Balance, December 31, 2002	67,673,752	$67,674	-	$-	$1,516,715	$(1,913,874)

The accompanying notes are an integral part of these consolidated financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2002	From Inception on March 1, 2001 through December 31, 2001	From Inception on March 1, 2001 through December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss
	$(1,855,046)	$(58,828)	$(1,913,874)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization
	9,062	5,040	14,102
Loss on impairment of assets
	125,206	-	125,206
Loss on sale of fixed assets
	8,327	-	8,327
Common stock issued in recapitalization
	2,982	-	2,982
Common stock issued for services
	1,357,798	15,000	1,372,798
Bad debt expense
	8,585	-	8,585
Change in operating asset and liability accounts:
(Increase) decrease in accounts receivable, net
	10,428	(19,013)	(8,585)
(Increase) decrease in other assets
	315	(315)	-
Increase in accounts payable
	45,487	18,201	63,688
Increase in accrued liabilities
	240,877	-	240,877

Net Cash Used by Operating Activities
	(45,979)	(39,915)	(85,894)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets
	(17,828)	-	(17,828)

Net Cash Used by Investing Activities
	(17,828)	-	(17,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft
	6,094	-	6,094
Proceeds form the sale of common stock
	42,500	24,920	67,420
Payments on notes payable
	(2,885)	-	(2,885)
Payments on related party notes payable
	(1,366)	-	(1,366)
Proceeds from notes payable
	11,183	2,018	13,201
Proceeds from related party notes payable
	11,199	-	11,199
Minority interest
	(16,027)	14,806	(1,221)

Net Cash Provided by Financing Activities
	50,698	41,744	92,442

NET INCREASE (DECREASE) IN CASH	(13,109)	1,829	(11,280)

CASH AT BEGINNING OF PERIOD	13,129	11,300	11,300

CASH AT END OF PERIOD	$20	$13,129	$20

CASH PAID FOR:
Interest
	$9,113	$-	$9,113
Income Tax
	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for services
	$1,357,798	$15,000	$1,372,798
Issuance of common stock for fixed assets
	$-	$24,920	$24,920

The accompanying notes are an integral part of these consolidated financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of Nicholas Investment Company, Inc. and Subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

a. Organization and Business Activities

The Company was incorporated on January 28, 1998 under the laws of the State of Nevada as Nicholas Investment Company, Inc. to engage in any lawful activity as shall be appropriate under laws of the State of Nevada. Primarily, the Company is in the business of acquiring and leasing real estate.

On April 1, 2002, Nicholas Investment Company, Inc. ("Nicholas"), and Virgin Lakes Development Corporation ("Virgin Lakes"), completed an Agreement of Reorganization whereby Nicholas issued 6,000,000 shares of its common stock in exchange for all of the outstanding common stock of Virgin Lakes. Immediately prior to the Agreement of Reorganization, Nicholas had 11,345,250 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Virgin Lakes because the management of Virgin Lakes controlled Nicholas after the acquisition was completed. At the effective date of the transaction, each share of Virgin Lakes was converted into 2.89 shares of Nicholas. Virgin Lakes was treated as the acquiring entity for accounting purposes and Nicholas was the surviving entity for legal purposes. The accounting history presented in these financial statements is that of Virgin Lakes prior to the reorganization, and as such, the date of inception presented is that of Virgin Lakes.

Virgin Lakes Development Corporation, has three subsidiaries, The Town Square, LLC (100% owned), Shadow Ridge Water Company (86% owned), and H & L Specialties (70% owned). All of the entities, including Nicholas Investment Company, Inc., are collectively referred to as "the Company".

From the date of the acquisition through December 31, 2002, the Company generally engaged in activities related to the construction and real estate development industries. As the Company was never able to fully commence operations and develop a sustainable source of revenues, all operations of the Company were discontinued on December 31, 2002. See Note 7.

b. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

NOTE 1 - NATURE OF ORGANIZATION (Continued)

c. Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

d. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

e. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share is not presented as any common stock equivalents are antidilutive in nature.

f. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2002:

2002

Deferred tax assets

NOL Carryover	$340,250
Deferred tax liabilities	-
Valuation allowance	(340,250)

Net deferred tax asset	$-

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

NOTE 1 - NATURE OF ORGANIZATION (Continued)

f. Income Taxes (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2002 due to the following:

2002

Book income	$(723,470)
Gain/Loss on Disposal	(144,890)
Loss on impairment	48,830
Stock for service	529,541
Accrued liabilities	93,942
Other	(263)
Valuation allowance	196,310

$-

At December 31, 2002, the Company had net operating loss carryforwards of approximately $631,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

g. Recent Accounting Pronouncements

During the years ended December 31, 2002, and 2001, the Company adopted the following Statements of Financial Accounting Standards:
  SFAS No. 141, Business Combinations;
  SFAS No. 142, Goodwill and Other Intangible Assets;
  SFAS No. 143, Accounting for Asset Retirement Obligations;
  SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets;
  SFAS No. 145, Decision of FASB Statements 4, 44, and 64, Amendment of Statement 13, and Technical Corrections;
  SFAS No. 146, Accounting for Exit or Disposal Activities;
  SFAS No. 147, Acquisitions of certain Financial Institutions; and
  SFAS No. 148, Accounting for Stock Based Compensation.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

NOTE 1 - NATURE OF ORGANIZATION (Continued)

h. Recent Accounting Pronouncements (continued)

These newly issued accounting pronouncements had no effect on the Company's current financial statements and did not impact the Company.

h. Reclassification

Certain December 31, 2001 balances have been reclassified to conform with the December 31, 2002 financial statement presentation.

j. Principles of Consolidation

The consolidated financial statements presented include the accounts of Nicholas Investment Company, Inc. and Subsidiaries, Virgin Lakes Development Corporation, The Town Square, LLC, Shadow Ridge Water Company, and H & L Specialties. All significant intercompany accounts have been eliminated.

k. Revenue Recognition

Prior to the discontinuation of operations on December 31, 2002 (See Note 7), the Company's revenue was created primarily from the contracting of various small-scale construction projects. The Company recognized revenues based upon the contractual price of services performed. Revenue was recorded as the projects were completed and as the amounts were determined to be receivable.

Additional revenue recognition policies will be determined when operations commence again.

NOTE 2 - REORGANIZATION

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

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

NOTE 3 - NOTES PAYABLE

On September 20, 2002, the Company received a $5,000 loan from a consulting and management group who had provided services for the Company during fiscal 2002. The note accrues interest at 10% per annum and is due upon demand.

On October 7, 2002, the Company received a $1,383 loan from a private investor in exchange for a note payable valued at the same amount. The note accrues interest at 10% per annum and is due in a lump sum payment on October 7, 2003. This same investor also loaned the Company $1,000 on September 15, 2001. The prior year loan was never formalized by a note. It is considered to accrue interest at 10% per annum, and is due on demand.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

During the year ended December 31, 2002, the Company received loans from the primary minority shareholder of the H&L Specialties subsidiary totaling $10,823. The loans were considered to be short-term in nature and did not accrue interest. The loans were subsequently forgiven by the individual during the second quarter of fiscal 2003.

During the year ended December 31, 2002, the Company received loans from the prior CEO of the Company totaling $376. The loans were considered to be short-term in nature and did not accrue interest. The loan was subsequently forgiven by the former CEO during the second quarter of fiscal 2003.

On December 6, 2002, the Company received a $3,800 loan from a prior officer of the Company. The loan accrued interest at 10% per annum and was to be repaid on December 6, 2003. The Company has paid $2,000 towards the note as of December 31, 2002, leaving a balance of $1,800. This remaining balance was subsequently forgiven by the former officer during the second quarter of fiscal 2003.

NOTE 5 - MINORITY INTEREST

The Company owns 86% of its consolidated subsidiary, Shadow Ridge Water Company. The minority interest in net assets, of $3,971 as of December 31, 2001, has been reduced to zero by the minority owners' share of the subsidiary's net losses, of $62,313, for the year ended December 31, 2002. As all operations of Shadow Ridge Water Company have been discontinued as of December 31, 2002, all activity and balances related to this minority interest have been included in as discontinued operations. See Note 7.

The Company owns 70% of its consolidated subsidiary, H&L Specialties. The minority interest in net assets, of $12,056 as of December 31, 2001, has been reduced to zero by the minority owners' share of the subsidiary's net losses, of $53,491, for the year ended December 31, 2002. As all operations of H&L Specialties have been discontinued as of December 31, 2002, all activity and balances related to this minority interest have been included in as discontinued operations. See Note 7.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

NOTE 6 - EQUITY TRANSACTIONS

On April 1, 2002, the Company issued 300,000 shares of Rule 144 restricted common stock to consultants for their services relating the reorganization (See Note 3). The shares were valued at $0.25 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On April 16, 2002, the Company issued 160,000 shares of Rule 144 restricted common stock to consultants for services rendered. The shares were valued at $0.35 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

During the year ended December 31, 2002, the Company entered into exchange agreements with several holders of minority interests in Shadow Ridge Water Company (An 86% owned subsidiary - See Note 1), whereby the Company would exchange 81,835 shares of its Rule 144 restricted common stock for an equivalent number of Shadow Ridge common stock. The exchanges, however, were so insignificant in size, that the percent ownership of Shadow Ridge Water Company held by the Company did not change. The shares have been recorded at par value.

On August 8, 2002, the Company's Board of Directors approved an amendment to the Company's articles of incorporation to increase in the authorized common shares from 100,000,000 to 500,000,000.

On August 8, 2002, the Company's Board of Directors approved an amendment to the Company's articles of incorporation to establish a preferred class of stock designated as Series A Preferred Stock. The amended articles of incorporation authorize 50,000,000 shares at $0.001 par value. As of December 31, 2002, there are no Series A Preferred Shares issued or outstanding.

On August 23, 2002, the Company issued 1,700,000 shares of free trading S-8 common stock and 32,000,000 shares of Rule 144 restricted common stock to officers and directors of the Company in exchange for services rendered. The shares were valued at $0.03 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On August 23, 2002, the Company issued 2,416,667 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $0.03 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

NOTE 6 - EQUITY TRANSACTIONS (Continued)

On October 1, 2002, the Company issued 300,000 shares of Rule 144 restricted common stock in the acquisition of Advantage Services Group. Advantage Service Group had no operations, assets, liabilities, or equity, and as such, the value of the shares was immediately expensed. The shares were valued at $0.04 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On October 1, 2002, the Company issued 400,000 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $0.04 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On October 2, 2002, the Company issued 300,000 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $0.02 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On November 4, 2002, the Company issued 400,000 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $0.01 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On November 6, 2002, the Company issued 1,500,000 shares of free trading S-8 common stock to an officer of the Company for services rendered. The shares were valued at $0.04 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On November 18, 2002, the Company issued 1,500,000 shares of free trading S-8 common stock to an officer of the Company for services rendered. The shares were valued at $0.01 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On November 18, 2002, the Company issued 250,000 free trading S-8 shares of common stock to consultants for services rendered. The shares were valued at $0.01 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On November 21, 2002, the Company issued 300,000 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $0.02 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

NOTE 6 - EQUITY TRANSACTIONS (Continued)

On December 6, 2002, the Company issued 1,500,000 shares of free trading S-8 common stock to an officer of the Company for services rendered. The shares were valued at $0.01 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On December 6, 2002, the Company issued 620,000 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $0.01 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On December 6, 2002, the Company issued 4,050,000 shares of Rule 144 restricted common stock in exchange for cash at $0.01 per share.

On December 16, 2002, the Company issued 2,300,000 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $0.01 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On December 16, 2002, the Company issued 250,000 shares of free trading S-8 common stock to the former CEO for services rendered. The shares were valued at $0.01 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

NOTE 7 - DISCONTINUED OPERATIONS

Effective December 31, 2002, the Company discontinued all operations. This discontinuation of operations included all operations of the company and its subsidiaries. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

As a result of the discontinuation of operations, the Company has written off all undepreciated fixed assets, and has recognized a related impairment loss of $125,521 for the year ended December 31, 2002.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

NOTE 7 - DISCONTINUED OPERATIONS (Continued)

The following is a summary of liabilities related to discontinued operations:

December 31, 2002

CURRENT LIABILITIES
Bank overdraft	$6,094
Accounts payable	58,931
Accrued liabilities (Note 9)	244,098
Notes payable (Note 3)	7,383
Notes payable-related party (Note 4)	12,999

Total Current Liabilities	329,505

Total Liabilities	329,505

MINORITY INTEREST IN NET ASSETS (NOTE 5)	-

TOTAL LIABILITIES FROM DISCONTINUED OPERATIONS	$329,505

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

NOTE 7 - DISCONTINUED OPERATIONS (Continued)

The following is a summary of the loss from discontinued operations resulting from the elimination of all operations:

	For the Year Ended December 31, 2002	From Inception on March 1, 2001 through December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
REVENUES, NET	$44,784	$50,113

COST OF SALES	47,482	53,486

GROSS MARGIN	(2,698)	(3,373)

EXPENSES
Organizational costs
	-	17,070
Lease expense for water wells
	-	5,159
Depreciation and amortization expense
	6,731	5,040
General and administrative
	88,381	31,814
Consulting expense
	1,629,515	-
Loss on impairment of fixed assets
	125,521	-
Loss on sale of equipment
	8,327	-

Total Operating Expenses
	1,858,475	59,083

OPERATING LOSS	(1,861,173)	(62,456)

OTHER INCOME (EXPENSE)

Interest expense
	(9,900)	-
Interest income
	-	807

Total Other Income (Expense)
	(9,900)	807

NET LOSS BEFORE MINORITY INTEREST	(1,871,073)	(61,649)
MINORITY INTEREST IN NET LOSS (Note 5)	16,027	2,821

NET LOSS FROM DISCONTINUED OPERATIONS	$(1,855,046)	$(58,828)

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

NOTE 8 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the relation of assets and liquidation of liabilities in the normal course of business. However, the Company has current liabilities in excess of current assets of $329,485 and has generated significant losses for the years ended December 31, 2002, and 2001. Additionally, the Company has discontinued all operations as of December 31, 2002.

In September 2003, the Company's Board of Directors elected to pursue establishing the Company as a holding company, making strategic investments in the medical device sales industry and in management consulting. The Company intends to raise capital for investment into small, cash-flow positive businesses in the targeted fields, then provide management assistance and growth capital. The ability of the Company to continue as a going concern is dependant upon its ability to successfully seek out and consummate investments, or to secure other sources of financing such that it may commence profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 - SUBSEQUENT EVENTS

Equity Transactions

On January 15, 2003, the Company issued 2,400,000 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $0.004 per share, which represents the fair market value for the shares as of the date of issuance. As the consulting services were rendered during the year ended December 31, 2002, the Company has recorded an accrual of $10,320 related to the services.

On February 15, 2003, the Company issued 30,000,000 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $0.005 per share, which represents the fair market value for the shares as of the date of issuance. As the consulting services were rendered during the year ended December 31, 2002, the Company has recorded an accrual of $180,000 related to the services.

On February 15, 2003, the Company issued 11,300,000 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $0.002 per share, which represents the fair market value for the shares as of the date of issuance. As the consulting services were rendered during the year ended December 31, 2002, the Company has recorded an accrual of $39,550 related to the services.

On February 15, 2003, the Company issued 4,000,000 shares of common stock to a former officer of the Company for services rendered. The shares were valued at $0.002 per share, which represents the fair market value for the shares as of the date of issuance. As the services were rendered during the year ended December 31, 2002, the Company has recorded an accrual of $14,000 related to the services.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

NOTE 9 - SUBSEQUENT EVENTS (Continued)

On May 14, 2003, the Company's Board of Directors filed a certification of designation with the State of Nevada to establish a preferred class of stock designated as Series B Preferred Stock. The amended articles of incorporation authorize 2,000,000 shares at $0.001 par value. Each of the Series B Preferred Shares have voting rights equivalent to 100 common shares. All other rights associated with the Series B Preferred Shares shall be equivalent to one share of common stock.

On May 13, 2003, the Company's CEO, Daryl Schuttloffel, resigned due to a change in the strategic focus of the Company. Steven Peacock was appointed as the Company's new CEO, and Shane Traveler was appointed as CFO and Secretary.

On June 4, 2003, the Company issued two million (2,000,000) shares of Series B Preferred Stock to MRG California in exchange for $5,000 and a further commitment to provide working capital to the Company. Due to the 100 for 1 voting rights associated with the Series B Preferred Stock, this issuance effectively gave voting control of the Company to MRG California.

On September 17, 2003, the Board of Directors negotiated the return of the preferred stock to the Company in exchange for approximately $33,500, which represented the original $5,000 plus all monies advanced to the Company by MRG and legal expenses incurred. These preferred shares are presently held by the Company's Board of Directors.

Notes Payable - Related Party

On March 19, 2003, the Company's former CEO loaned the Company $12,410 in exchange for a formalized note covering this amount and the $376 advanced during the year ended December 31, 2002 (See Note 4). The note was to accrue interest at 12% per annum and was due on December 13, 2004. This note was subsequently forgiven on April 6, 2003.

During the second quarter of fiscal 2003, the Company successfully raised $70,500 in operating capital in the form of convertible notes payable. The two-month convertible notes accrue interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company's common stock on the date of conversion. Of the $67,000 in convertible notes, one $5,000 note is held by the Company's CFO.