Form 10QSB
period 2003-03-31
NICHOLAS INVESTMENT CO INC
filed 2003-09-25
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003

Commission file number 000-31899

NICHOLAS INVESTMENT COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-0788293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4443 Birdie Dr., Corona, CA 92883
(Address of principal executive offices) Zip Code

Registrant's telephone number, including area code: (909) 236-6977

Not Applicable
(Registrant's Former Name and Address)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at September 23, 2003
Common Stock, $0.001 par value	115,373,752 shares

NICHOLAS INVESTMENT COMPANY, INC.

TABLE OF CONTENTS

PAGE NUMBER

ii

I

NICHOLAS INVESTMENT COMPANY, INC.
 AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
March 31, 2003 (Unaudited)

CURRENT ASSETS

Cash	$45

Total Current Assets
45

TOTAL ASSETS
$45

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$7,658
Liabilities from discontinued operations (Note 5)	97,101

Total Current Liabilities
104,759

Total Liabilities
104,759

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value; 52,000,000 shares authorized; zero shares issued and outstanding
-

Common stock; $0.001 par value; 500,000,000 shares authorized; 115,373,752 shares issued and outstanding
115,374

Additional paid-in capital
1,712,885

Deficit accumulated during the development stage
(1,932,973)

Total Stockholders' Equity (Deficit)
(104,714)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
$45

The accompanying notes are an integral part of these consolidated financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		From Inception on March 1, 2001 through March 31, 2003
	2003	2002

REVENUES	$-	$-	$-

EXPENSES
General and administrative expense	18,696	-	18,696

Total Expenses	18,696	-	18,696

LOSS FROM OPERATIONS	(18,696)	-	(18,696)

LOSS BEFORE DISCONTINUED OPERATIONS	(18,696)	-	(18,696)

DISCOUNTED OPERATIONS (Note 5)	(403)	(4,533)	(1,914,277)

NET LOSS	$(19,099)	$(4,533)	$(1,932,973)

BASIC LOSS PER SHARE OF COMMON STOCK:
Loss before discontinued operations	$(0.00)	$-
Discontinued operations	(0.00)	(0.00)

Basic loss per share of common stock	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	$90,120,419	$6,000,000

The accompanying notes are an integral part of these consolidated financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002	From Inception on March 1, 2001 through March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,099)	$(4,533)	$(1,932,973)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	-	2,520	14,102
Loss on sale of fixed assets	-	-	8,327
Loss on impairment of fixed assets	-	-	125,206
Common stock issued for services	-	-	1,375,780
Bad debt expense	-	-	8,585
Changes in asset and liability accounts:
(Increase) decrease in accounts receivable	-	4,104	(8,585)
Increase in accounts payable	7,658	1,199	71,346
Increase in accrued expenses	402	-	241,279

Net Cash Provided (Used) by Operating Activities	(11,039)	3,290	(96,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(17,828)

Net Cash Used by Investing Activities	-	-	(17,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(1,396)	-	4,698
Proceeds from related party debt	15,260	-	26,459
Payments on related party debts	(2,800)	(1,627)	(4,166)
Proceeds from notes payable	-	-	13,201
Payments on notes payable	-	-	(2,885)
Issuance of common stock for cash	-	-	67,420
Minority interest	-	(1,874)	(1,221)

Net Cash Provided (Used) by Financing Activities	11,064	(3,501)	103,506

NET INCREASE (DECREASE) IN CASH	25	(211)	(11,255)
CASH AT BEGINNING OF PERIOD	20	1,829	11,300

CASH AT END OF PERIOD	$45	$1,618	$45

CASH PAID FOR:
Interest	$-	$-	$9,311
Income Tax	$-	$-	$-
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for services	$-	$-	$1,375,780
Common stock issued for fixed assets	$-	$-	$24,920
Common stock issued for accrued expenses	$-	$-	$243,870

The accompanying notes are an integral part of these consolidated financial statements.

NICHOLAS INVESTMENT COMPANY
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2003

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31, 2003, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2002, audited consolidated financial statements. The results of operations for the period ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Additionally, the Company has discontinued all operations as of December 31, 2002.

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

NICHOLAS INVESTMENT COMPANY
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2003

NOTE 3 - REORGANIZATION

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

NOTE 3 - EQUITY TRANSACTIONS

On January 15, 2003, the Company issued 2,400,000 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $0.004 per share, which represents the fair market value for the shares as of the date of issuance. As the consulting services were rendered during the year ended December 31, 2002, this issuance satisfied a prior year accrual of $10,320 related to the services.

On February 15, 2003, the Company issued 30,000,000 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $0.005 per share, which represents the fair market value for the shares as of the date of issuance. As the consulting services were rendered during the year ended December 31, 2002, this issuance satisfied a prior year accrual of $180,000 related to the services.

On February 25, 2003, the Company issued 11,300,000 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $0.002 per share, which represents the fair market value for the shares as of the date of issuance. As the consulting services were rendered during the year ended December 31, 2002, this issuance satisfied a prior year accrual of $39,550 related to the services.

On February 25, 2003, the Company issued 4,000,000 shares of common stock to a former officer of the Company for services rendered. The shares were valued at $0.002 per share, which represents the fair market value for the shares as of the date of issuance. As the services were rendered during the year ended December 31, 2002, this issuance satisfied a prior year accrual of $14,000 related to the services.

NICHOLAS INVESTMENT COMPANY
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2003

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 19, 2003, the Company's former CEO loaned the Company $12,410 in exchange for a formalized note covering this amount and the $376 advanced during the year ended December 31, 2002. The note was to accrue interest at 12% per annum and was due on December 13, 2004. This note was subsequently forgiven on April 6, 2003. See Note 6.

NOTE 5 - DISCONTINUED OPERATIONS

Effective December 31, 2002, the Company discontinued all operations. This discontinuation of operations included all operations of the company and its subsidiaries. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

During the three months ended March 31, 2003, the net liabilities related to discontinued operations decreased by $232,404. This decrease was primarily due to the issuance of common stock in satisfaction of $243,870 of accrued liabilities (See Note 3), an officer note for $12,410 (See Note 4), and the use of a portion of those funds to pay down liabilities from discontinued operations.

The following is a summary of liabilities from discontinued operations at March 31, 2003:

March 31, 2003

CURRENT LIABILITIES
Bank overdraft	$4,698
Accounts payable	58,931
Accrued liabilities	630
Notes payable	7,383
Notes payable-related party	25,459

Total Current Liabilities	97,101

Total Liabilities	97,101

TOTAL LIABILITIES FROM DISCONTINUED OPERATIONS	$97,101

NICHOLAS INVESTMENT COMPANY
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2003

NOTE 5 - DISCONTINUED OPERATIONS (Continued)

The following is a summary of the loss from discontinued operations resulting from the elimination of all operations:

	For the Three Months Ended March 31,		From Inception on March 1, 2001 Through March 31, 2003
	2003	2002

REVENUES, NET	$-	$24,288	$94,897

COST OF SALES	-	28,169	100,968

GROSS MARGIN	-	(3,881)	(6,071)

EXPENSES
Organizational costs	-	-	17,070
Lease expense for water wells	-	-	5,159
Depreciation and amortization	-	2,520	11,771
General and administrative	-	6	120,195
Consulting expense	-	-	1,629,515
Loss on impairment of fixed assets	-	-	125,521
Loss on sale of equipment	-	-	8,327

Total Operating Expenses	-	2,526	1,917,558

OPERATING LOSS	-	(6,407)	(1,923,629)

OTHER INCOME (EXPENSE)

Interest expense	(403)	-	(10,303)
Interest income	-	-	807

Total Other Income (Expense)	(403)	-	(9,496)

LOSS BEFORE MINORITY INTEREST	(403)	(6,407)	(1,933,125)
MINORITY INTEREST IN NET LOSS	-	1,874	18,848

NET LOSS FROM DISCONTINUED OPERATIONS	$(403)	$(4,533)	$(1,914,277)

NICHOLAS INVESTMENT COMPANY
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2003

NOTE 6 - SUBSEQUENT EVENTS

In April 2003, the Company sold each of its subsidiaries (all of which had discontinued operations as of December 31, 2003) to former officers, directors and shareholders of the Company in exchange for the assumption of all accounts payable and debts associated with the subsidiaries.

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

On August 1, 2003, the Board of Directors negotiated the return of the preferred stock to the Company in exchange for approximately $33,500, which represented the original $5,000 plus all monies advanced to the Company by MRG and legal expenses incurred. These preferred shares are presently held by the Company's Board of Directors.

On September 1, 2003, the Company successfully raised $67,000 in operating capital in the form of convertible notes payable. The two-month convertible notes accrue interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company's common stock on the date of conversion. Of the $67,000 in convertible notes, one $5,000 note is held by the Company's CFO.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Valuation Of Long-Lived And Intangible Assets

The recoverability of long lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2003, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended March 31, 2003 compared to quarter ended March 31, 2002.

During the three month period ended March 31, 2003, the Company had zero revenues and incurred a loss before discontinued operations of $18,696. The loss from discontinued operations was $403 and $4,533 for the three months ended March 31, 2003 and 2002, respectively. During the fourth quarter of 2002, management and the Board of Directors determined it necessary and appropriate to discontinue all existing operations and spin off the various holdings of the Company. This was accomplished in early 2003. As a result, all activities during the periods presented associated with previous operations have been classified as "loss from discontinued operations" in the accompanying financial statements.

From inception on March 31, 2001 through March 31, 2003, the Company incurred a total loss from discontinued operations of $1,932,973. Such amount related primarily to costs incurred by the Company's wholly-owned subsidiaries and included costs associated with stock issued to consultants, officers and directors of the Company.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $1,932,973. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of March 31, 2003, the Company had total cash and current assets of $45, and current liabilities of $104,759. The Company's primary available source for generating cash for operations is through the issuance of common stock and notes payable. Commencing September 1, 2003, the Company began issuing subordinated convertible debentures. The debentures bear interest at 8%, mature sixty days from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through September 23, 2003, a total of $67,000 had been raised under these terms and none of debentures had been converted. There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

PART II.

Other Information

Item 1. Legal Proceedings

The Company is not presently a party to any legal actions.

Item 2. Changes in Securities

During the quarter ended March 31, 2003, the Company issued a total of $43.7 million shares of common stock to various consultants for services rendered in the prior year, and 4 million shares to a former officer of the Company for services rendered. These shares were issued pursuant to an S-8 registration.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

99.1 Chief Executive Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
99.2 Chief Financial Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 23, 2003	/s/ Steven R. Peacock
STEVEN R. PEACOCK
Chief Executive Officer

NICHOLAS INVESTMENT COMPANY, INC.
a Nevada corporation
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Steven R. Peacock, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nicholas Investment Company, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 23, 2003

/s/ Steven R. Peacock
STEVEN R. PEACOCK
Chief Executive Officer

NICHOLAS INVESTMENT COMPANY, INC.
a Nevada corporation
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Shane H. Traveller, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nicholas Investment Company, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 23, 2003

/s/ Shane H. Traveller
SHANE H. TRAVELLER
Chief Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Steven R. Peacock, Chief Executive Officer of Nicholas Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended March 31, 2003 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 23, 2003

/s/ Steven R. Peacock
STEVEN R. PEACOCK
Chief Executive Officer

Exhibit 99.2

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Shane H. Traveller, Chief Financial Officer of Nicholas Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended March 31, 2003 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 23, 2003

/s/ Shane H. Traveller
SHANE H. TRAVELLER
Chief Financial Officer