Form 10QSB
period 2003-06-30
NICHOLAS INVESTMENT CO INC
filed 2003-09-25
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003

Commission file number 000-31899

NICHOLAS INVESTMENT COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-0788293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

NICHOLAS INVESTMENT COMPANY, INC.

TABLE OF CONTENTS

PAGE NUMBER

ii

I

NICHOLAS INVESTMENT COMPANY, INC.
 AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS
June 30, 2003 (Unaudited)

CURRENT ASSETS

Cash	$3,472

Total Current Assets	3,472

TOTAL ASSETS	$3,472

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$7,838
Note payable	25,500
Liabilities from discontinued operations (Note 6)	5,375

Total Current Liabilities	38,713

Total Liabilities	38,713

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value; 52,000,000 shares authorized; 2,000,000 shares issued and outstanding
2,000

Common stock; $0.001 par value; 500,000,000 shares authorized; 115,373,752 shares issued and outstanding
115,374

Additional paid-in capital
1,803,607

Deficit accumulated during the development stage
(1,956,222)

Total Stockholders' Equity (Deficit)
(35,241)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
$3,472

The accompanying notes are an integral part of these consolidated financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception on March 1, 2001 through June 30, 2003
	2003	2002	2003	2002

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative expense	23,124	-	41,820	-	41,820

Total Expenses	23,124	-	41,820	-	41,820

LOSS FROM OPERATIONS	(23,124)	-	(41,820)	-	(41,820)

LOSS BEFORE DISCONTINUED OPERATIONS	(23,124)	-	(41,820)	-	(41,820)

DISCOUNTED OPERATIONS (Note 6)	(125)	(189,803)	(528)	(194,326)	(1,914,402)

NET LOSS	$(23,249)	$(189,803)	$(42,348)	$(194,326)	$(1,956,222)

BASIC LOSS PER SHARE OF COMMON STOCK:
Loss before discontinued operations	$(0.00)	$-	$(0.00)	$-
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.02)

Basic loss per share of common stock	$(0.00)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	$115,373,752	$17,778,583	$102,816,846	$11,856,754

The accompanying notes are an integral part of these consolidated financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		From Inception on March 1, 2001 through June 30, 2003
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,348)	$(194,326)	$(1,956,222)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	-	5,040	14,102
Loss on sale of fixed assets	-	-	8,327
Loss on impairment of fixed assets	-	-	125,206
Common stock issued for services	-	137,000	1,375,780
Bad debt expense	-	-	8,585
Changes in asset and liability accounts:
(Increase) in accounts receivable	-	(10,618)	(8,585)
Increase in accounts payable	7,840	23,677	71,528
Increase in accrued expenses	527	18,982	241,404

Net Cash Used by Operating Activities	(33,981)	(20,245)	(119,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(12,633)	(17,828)

Net Cash Used by Investing Activities	-	(12,633)	(17,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(1,396)	(2,444)	4,698
Proceeds from related party debt	15,260	5,798	26,459
Payments on related party debts	(6,931)	-	(8,297)
Proceeds from notes payable	25,500	34,500	38,701
Payments on notes payable	-	-	(2,885)
Issuance of common stock for cash	-	-	67,420
Issuance of preferred stock for cash	5,000	-	5,000
Minority interest	-	(3,996)	(1,221)

Net Cash Provided by Financing Activities	37,433	33,858	129,875

NET INCREASE (DECREASE) IN CASH	3,452	980	(7,828)
CASH AT BEGINNING OF PERIOD	20	-	11,300

CASH AT END OF PERIOD	$3,472	$980	$3,472

CASH PAID FOR:
Interest	$-	$-	$9,311
Income Tax	$-	$-	$-
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for services	$-	$-	$1,375,780
Common stock issued for fixed assets	$-	$-	$24,920
Common stock issued for accrued expenses	$243,870	$-	$243,870

The accompanying notes are an integral part of these consolidated financial statements.

NICHOLAS INVESTMENT COMPANY
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2003

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 2003, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2002, audited consolidated financial statements. The results of operations for the period ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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
June 30, 2003

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

On June 4, 2003, the Company issued two million (2,000,000) shares of Series B Preferred Stock to MRG California in exchange for $5,000 and a further commitment to provide working capital to the Company. Due to the 100 for 1 voting rights associated with the Series B Preferred Stock, this issuance effectively gave voting control of the Company to MRG California. See Note 7.

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 19, 2003, the Company's former CEO loaned the Company $12,410 in exchange for a formalized note covering this amount and the $376 advanced during the year ended December 31, 2002. The note was to accrue interest at 12% per annum and was due on December 13, 2004. This note was subsequently forgiven on April 6, 2003. See Note 5.

NOTE 5 - SIGNIFICANT EVENTS

Sale/Disposal of Subsidiaries

On April 29, 2003, the Company sold each of its subsidiaries (Virgin Lakes Development Corporation, The Town Square, Shadow Ridge Water Company, and H & L Specialties - all of which had discontinued operations as of December 31, 2003) to former officers, directors and shareholders of the Company in exchange for the assumption of all accounts payable and debts associated with the subsidiaries. As a result of this transaction, the Company recognized $87,722 of additional paid-in capital. This amount represents the combined shareholders' equity of the disposed subsidiaries.

NICHOLAS INVESTMENT COMPANY
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2003

Resignation and Appointment of Officers

On May 13, 2003, the Company's CEO, Daryl Schuttloffel, resigned due to a change in the strategic focus of the Company. Steven Peacock was appointed as the Company's new CEO, and Shane Traveler was appointed as CFO and Secretary.

NOTE 6 - DISCONTINUED OPERATIONS

Effective December 31, 2002, the Company discontinued all operations. This discontinuation of operations included all operations of the company and its subsidiaries. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

During the three months ended June 30, 2003, liabilities from discontinued operations decreased by $91,726. This decrease was primarily due to the disposal of $87,722 of liabilities due to the sale of the discontinued subsidiaries (See Note 5), and the use of cash to pay down a portion of the liabilities from discontinued operations.

The following is a summary of liabilities from discontinued operations at June 30, 2003:

June 30, 2003

CURRENT LIABILITIES
Bank overdraft	$-
Accounts payable	-
Accrued liabilities	375
Notes payable	5,000
Notes payable-related party	-

Total Current Liabilities	5,375

Total Liabilities	5,375

TOTAL LIABILITIES FROM DISCONTINUED OPERATIONS	$5,375

NICHOLAS INVESTMENT COMPANY
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2003

NOTE 6 - DISCONTINUED OPERATIONS (Continued)

The following is a summary of the loss from discontinued operations resulting from the elimination of all operations:

	For the Six Months Ended June 30,		From Inception on March 1, 2001 Through June 30, 2003
	2003	2002

REVENUES, NET	$-	$31,035	$94,897

COST OF SALES	-	28,588	100,968

GROSS MARGIN	-	2,447	(6,071)

EXPENSES
Organizational costs	-	-	17,070
Lease expense for water wells	-	-	5,159
Depreciation and amortization	-	5,040	11,771
General and administrative	-	50,952	120,195
Consulting expense	-	144,290	1,629,515
Loss on impairment of fixed assets	-	-	125,521
Loss on sale of equipment	-	-	8,327

Total Operating Expenses	-	200,282	1,917,558

OPERATING LOSS	-	(197,835)	(1,923,629)

OTHER INCOME (EXPENSE)

Interest expense	(528)	(487)	(10,428)
Interest income	-	-	807

Total Other Income (Expense)	(528)	(487)	(9,621)

LOSS BEFORE MINORITY INTEREST	(528)	(198,322)	(1,933,250)
MINORITY INTEREST IN NET LOSS	-	3,996	18,848

NET LOSS FROM DISCONTINUED OPERATIONS	$(528)	$(194,326)	$(1,914,402)

NICHOLAS INVESTMENT COMPANY
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2003

NOTE 7 - SUBSEQUENT EVENTS

On August 1, 2003, the Board of Directors negotiated the return of 2,000,000 shares of preferred stock to the Company in exchange for the return of the original $5,000 paid for the shares. These shares are presently held by the Company's Board of Directors.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2003, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

COMPANY STRATEGY

In December 2002, Management determined that the value of its operating businesses were substantially below book and determined to liquidate each of these holdings. In April 2003, the Company exchanged all of its ownership in each of these companies in exchange for hold harmless agreements.

NICHOLAS INVESTMENT COMPANY
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2003

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

As of September 23, 2003, the Company had no operating business. Management plans to operate NIVI as a holding company, though no letters of intent for the acquisition of an operating business have been signed as of September 23, 2003.

As of September 23, 2003, management has recognized that there is a deficiency in liquidity. Management has not yet decided a remedy and has not made any arrangements or definitive agreements for funding or the private placements of its securities and/or a public offering.

Currently, there are no commitments for material expenditures. It should be noted that the Company's auditors HJ Associates, LLC., have expressed in their audit opinion letter accompanying the financial statements for the year ended December 31, 2002 that there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

Quarter ended June 30, 2003 compared to quarter ended June 30, 2002.

During the quarter ended June 30, 2003, the Company incurred a net loss of $23,249, of which $125 related to discontinued operations. During the same quarter of 2002, the Company incurred a loss of $189,803, all of which related to discontinued operations. As of December 31, 2002, the Company's Board of Directors determined to abandon its current operational strategy and elected to spin-off all of its operating assets. Accordingly, all operations associated with such operations have been classified as "discontinued operations" in the accompanying financial statements

Six months ended June 30, 2003 compared to six months ended June 30, 2002.

During the period ended June 30, 2003, the Company incurred a net loss of $42,348, of which $528 related to discontinued operations, compared to a loss of $194,326, all of which is attributed to discontinued operations, for the six months ended June 30, 2003. Total loss incurred since inception is $1,956,222, of which $1,914,402 relates to discontinued operations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $1,956,222. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of June 30, 2003, the Company had total cash and current assets of $3,472 and current liabilities of $38,713. The Company's primary available source for generating cash for operations is through the issuance of common stock and notes payable. Commencing September 1, 2003, the Company began issuing subordinated convertible debentures. The debentures bear interest at 8%, mature sixty (60) days from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through September 23, 2003, a total of $67,000 had been raised under these terms and none of debentures had been converted. There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

PART II.

Other Information

Item 1. Legal Proceedings

The Company is not presently a party to any legal actions.

Item 2. Changes in Securities

On May 14, 2003, the Company's Board of Directors filed a certification of designation with the State of Nevada to establish a preferred class of stock designated as Series B Preferred Stock, of which a total of two million shares were designated. Each of the Series B Preferred Shares have voting rights equivalent to 100 common shares. All other rights associated with the Series B Preferred Shares shall be equivalent to one share of common stock. On June 4, 2003, the Company issued two million (2,000,000) shares of Series B Preferred Stock to MRG California in exchange for $5,000 and a further commitment to provide working capital to the Company.

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
Chief Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Steven R. Peacock, Chief Executive Officer of Nicholas Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended June 30, 2003 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 23, 2003

/s/ Steven R. Peacock
STEVEN R. PEACOCK
Chief Executive Officer

Exhibit 99.2

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Shane H. Traveller, Chief Financial Officer of Nicholas Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended June 30, 2003 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 23, 2003

/s/ Shane H. Traveller
SHANE H. TRAVELLER
Chief Financial Officer