Form 10QSB
period 2003-09-30
NICHOLAS INVESTMENT CO INC
filed 2003-11-10
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003

Commission file number 000-31899

NICHOLAS INVESTMENT COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-0788293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4443 Birdie Dr., Corona, CA 92883
(Address of principal executive offices) Zip Code

Registrant's telephone number, including area code: (909) 236-6977

Not Applicable
(Registrant's Former Name and Address)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No[  ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at November 10, 2003
Common Stock, $0.001 par value	165,373,752 shares

NICHOLAS INVESTMENT COMPANY, INC.

TABLE OF CONTENTS

PAGE NUMBER

ii

I

NICHOLAS INVESTMENT COMPANY, INC.
 AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS
September 30, 2003 (Unaudited)

CURRENT ASSETS

Cash	$10,903
Deposit	10,000

Total Current Assets	20,903

TOTAL ASSETS	$20,903

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$20,780
Payable-related party	4,974
Accrued interest	387
Convertible debentures, net of discount of $34,189 (Note 5)	21,311
Convertible debentures-related party, net of discount of $8,180 (Note 5)	6,820
Liabilities from discontinued operations (Note 6)	5,500

Total Current Liabilities	59,772

Total Liabilities	59,772

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value; 50,000,000 shares authorized; 2,000,000 shares issued and outstanding
2,000

Common stock; $0.001 par value; 500,000,000 shares authorized; 576,869 shares issued and outstanding
577

Additional paid-in capital
1,988,903

Deficit accumulated during the development stage
(2,030,349)

Total Stockholders' Equity (Deficit)
(38,869)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
$20,903

The accompanying notes are an integral part of these consolidated financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on March 1, 2001 through September 30, 2003
	2003	2002	2003	2002

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative expense	45,484	-	87,304	-	87,304

Total Expenses	45,484	-	87,304	-	87,304

LOSS FROM OPERATIONS	(45,484)	-	(87,304)	-	(87,304)

OTHER EXPENSES
Interest expense	(28,518)	-	(28,518)	-	(28,518)

Total Other expense	(28,518)	-	(28,518)	-	(28,518)

LOSS BEFORE DISCONTINUED OPERATIONS	(74,002)	-	(115,822)	-	(115,822)

DISCOUNTED OPERATIONS (Note 6)	(125)	(1,090,364)	(653)	(1,284,690)	(1,914,527)

NET LOSS	$(74,127)	$(1,090,364)	$(116,475)	$(1,284,690)	$(2,030,349)

BASIC LOSS PER SHARE OF COMMON STOCK:
Loss before discontinued operations	$(0.13)	$-	$(0.22)	$-
Loss from discontinued operations	(0.00)	(12.27)	(0.00)	(21.67)

Basic loss per share of common stock	$(0.13)	$(12.27)	$(0.22)	$(21.67)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	$576,869	$88,893	$535,242	$59,284

The accompanying notes are an integral part of these consolidated financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		From Inception on March 1, 2001 through September 30, 2003
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(116,475)	$(1,284,690)	$(2,030,349)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	-	7,808	14,102
Amortization of debt discount	28,131	-	28,131
Loss on sale of fixed assets	-	-	8,327
Loss on impairment of fixed assets	-	-	125,206
Common stock issued for services	-	1,206,695	1,375,780
Bad debt expense	-	-	8,585
Changes in asset and liability accounts:
(Increase) in accounts receivable	-	1,382	(8,585)
(Increase) in deposits	(10,000)	-	(10,000)
Increase in accounts payable	25,754	32,703	89,442
Increase in accrued expenses	1,040	(2,018)	241,917

Net Cash Used by Operating Activities	(71,550)	(38,120)	(157,444)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(13,363)	(17,828)

Net Cash Used by Investing Activities	-	(13,363)	(17,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(1,396)	1,502	4,698
Proceeds from related party debt	30,260	5,798	41,459
Payments on related party debts	(6,931)	-	(8,297)
Proceeds from debentures and notes payable	81,000	48,179	94,201
Payments on debentures and notes payable	(25,500)	-	(28,385)
Issuance of common stock for cash	-	-	67,420
Issuance of preferred stock for cash	5,000	-	5,000
Minority interest	-	(3,996)	(1,221)

Net Cash Provided by Financing Activities	82,433	51,483	174,875

NET INCREASE (DECREASE) IN CASH	10,883	-	(397)
CASH AT BEGINNING OF PERIOD	20	-	11,300

CASH AT END OF PERIOD	$10,903	$-	$10,903

CASH PAID FOR:
Interest	$-	$-	$9,311
Income Tax	$-	$-	$-
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Stock issued for services	$-	$1,206,695	$1,375,780
Stock issued for fixed assets	$-	$-	$24,920
Stock issued for accrued expenses	$243,870	$-	$243,870

The accompanying notes are an integral part of these consolidated financial statements.

NICHOLAS INVESTMENT COMPANY
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2003

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 2003, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2002, audited consolidated financial statements. The results of operations for the period ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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

NICHOLAS INVESTMENT COMPANY
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2003

NOTE 3 - REORGANIZATION

On April 1, 2002, Nicholas Investment Company, Inc. ("Nicholas"), and Virgin Lakes Development Corporation ("Virgin Lakes"), completed an Agreement of Reorganization whereby Nicholas issued 30,000 shares of its common stock in exchange for all of the outstanding common stock of Virgin Lakes. Immediately prior to the Agreement of Reorganization, Nicholas had 56,726 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Virgin Lakes because the management of Virgin Lakes controlled Nicholas after the acquisition was completed. At the effective date of the transaction, each share of Virgin Lakes was converted into 2.89 shares of Nicholas. Virgin Lakes was treated as the acquiring entity for accounting purposes and Nicholas was the surviving entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Virgin Lakes and its wholly owned subsidiaries, nor was there any adjustment to the carrying value of the net assets of Nicholas. All references to shares of common stock have been retroactively restated.

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

On June 4, 2003, the Company issued 2,000,000 shares of Series B Preferred Stock to MRG California in exchange for $5,000 and a further commitment to provide working capital to the Company. Due to the 100 for 1 voting rights associated with the Series B Preferred Stock, this issuance effectively gave voting control of the Company to MRG California. See Note 7.

On August 1, 2003, the Board of Directors negotiated the return of the 2,000,000 shares of preferred stock to the Company in exchange for the return of the original $5,000 paid for the shares. These shares are presently held by the Company's Board of Directors.

On October 10, 2003, the Company's Board of Directors approved a resolution to enact a 1 for 200 reverse stock split of the Company's outstanding common stock. This vote was subsequently ratified by a vote of the Company's shareholders. All references to common stock have been retroactively restated to reflect the split.

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 19, 2003, the Company's former CEO loaned the Company $12,410 in exchange for a formalized note covering this amount and the $376 advanced during the year ended December 31, 2002. The note was to accrue interest at 12% per annum and was due on December 13, 2004. This note was subsequently forgiven on April 6, 2003. See Note 5.

During the three months ended September 30, 2003, the Company raised $70,500 in operating capital in the form of convertible debentures. The debentures have varying terms of one to three months, accrue interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company's common stock on the date of conversion. Of the $70,500 in convertible notes, two debentures totaling $5,000 are held by the Company's CFO, and an additional $10,000 debenture is held by a company owned and controlled by the Company's CEO and CFO. See Note 5.

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
September 30, 2003

Resignation and Appointment of Officers

On May 13, 2003, the Company's CEO, Daryl Schuttloffel, resigned due to a change in the strategic focus of the Company. Steven Peacock was appointed as the Company's new CEO, and Shane Traveler was appointed as CFO and Secretary.

Convertible Debentures

During the three months ended September 30, 2003, the Company raised $70,500 of operating capital in the form of convertible debentures. The debentures have varying terms of one to three months, accrue interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company's common stock on the date of conversion. Of the $70,500 in convertible notes, two debentures totaling $5,000 are held by the Company's CFO, and an additional $10,000 debenture is held by a company owned and controlled by the Company's CEO and CFO.

Upon issuance of the debentures, the Company recognized a debt discount related to the beneficial conversion feature of the debentures totaling $70,500. This amount will be amortized over the respective terms of the debentures. As of September 30, 2003, $28,131 of the recorded debt discount has been amortized to interest expense, and an additional $388 has been recorded as interest related to the stated 8% interest rate associated with the debentures.

NOTE 6 - DISCONTINUED OPERATIONS

Effective December 31, 2002, the Company discontinued all operations. This discontinuation of operations included all operations of the company and its subsidiaries. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

The following is a summary of liabilities from discontinued operations at September 30, 2003:

September 30, 2003

CURRENT LIABILITIES
Accrued interest	$500
Notes Payable	5,000

Total Current Liabilities	5,500

Total Liabilities	5,500

TOTAL LIABILITIES FROM DISCONTINUED OPERATIONS	$5,500

NICHOLAS INVESTMENT COMPANY
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2003

NOTE 6 - DISCONTINUED OPERATIONS (Continued)

The following is a summary of the loss from discontinued operations resulting from the elimination of all operations:

	For the Nine Months Ended September 30,		From Inception on March 1, 2001 Through September 30, 2003
	2003	2002

REVENUES, NET	$-	$31,035	$94,897

COST OF SALES	-	28,588	100,968

GROSS MARGIN	-	2,447	(6,071)

EXPENSES
Organizational costs	-	-	17,070
Lease expense for water wells	-	-	5,159
Depreciation and amortization	-	7,808	11,771
General and administrative	-	58,876	120,195
Consulting expense	-	244,514	631,215
Officer compensation	-	998,300	998,300
Loss on impairment of fixed assets	-	-	125,521
Loss on sale of equipment	-	-	8,327

Total Operating Expenses	-	1,289,498	1,917,558

OPERATING LOSS	-	(1,287,051)	(1,923,629)

OTHER INCOME (EXPENSE)

Interest expense	(653)	(1,635)	(10,553)
Interest income	-	-	807

Total Other Income (Expense)	(653)	(1,635)	(9,746)

LOSS BEFORE MINORITY INTEREST	(653)	(1,288,686)	(1,933,375)
MINORITY INTEREST IN NET LOSS	-	3,996	18,848

NET LOSS FROM DISCONTINUED OPERATIONS	$(653)	$(1,284,690)	$(1,914,527)

NICHOLAS INVESTMENT COMPANY
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2003

NOTE 7 - SUBSEQUENT EVENTS

Equity Transactions

On October 10, 2003, the Company's Board of Directors approved a resolution to enact a 1 for 200 reverse stock split of the Company's outstanding common stock. This vote was subsequently ratified by a vote of the Company's shareholders. All references to common stock have been retroactively restated to reflect the split.

On October 10, 2003, the Company issued 250,000 shares of common stock related to consulting agreements entered into during the third and fourth quarters of fiscal 2003. The shares were valued at $0.20, which represents the post-split trading price of the Company's as of the date of issuance. Of the value attributed to the issuance, $10,100 has been recorded as a current period expense as of September 30, 2003.

Convertible Debentures

On November 1, 2003, the Company raised an additional $20,000 of operating capital in the form of convertible debentures. The debentures have a term of one to two months, accrue interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company's common stock on the date of conversion.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations, manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2003, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

NICHOLAS INVESTMENT COMPANY
AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2003

In September 2003, the Company's Board of Directors elected to pursue establishing NIVI as a holding company, making strategic investments in the medical sales industry and in management consulting. The Company intends to raise capital for investment into small, cash-flow positive businesses in the targeted fields, then provide management assistance and growth capital. As of September 30, 2003, the Company had not raised substantial capital to do so and had not formalized arrangements to infuse such capital. The ability of the company to continue as a going concern is dependent upon its ability to successfully seek out and consummate investments, or to secure other sources of financing such that it may commence profitable operations.

On October 10, 2003, the Company's Board of Directors unanimously approved a resolution 1 for 200 reverse split of the Company's common stock, which was subsequently approved by a vote of the shareholders. This reverse split was effected to better position the capital structure of the Company in order to raise investment money to implement the Company's business strategy.

Currently, there are no commitments for material expenditures. It should be noted that the Company's auditors HJ Associates, LLC., have expressed in their audit opinion letter accompanying the financial statements for the year ended December 31, 2002 that there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

Quarter ended September 30, 2003 compared to quarter ended September 30, 2002.

During the quarter ended September 30, 2003, the Company incurred a net loss of $74,127, of which $125 related to discontinued operations. During the same quarter of 2002, the Company incurred a loss of $1,090,364, all of which related to discontinued operations. As of December 31, 2002, the Company's Board of Directors determined to abandon its current operational strategy and elected to spin-off all of its operating assets. Accordingly, all operations associated with such operations have been classified as "discontinued operations" in the accompanying financial statements. During the quarter ended September 30, 2003, the Company has no operations and therefore did not incur substantial expenses.

Nine months ended September 30, 2003 compared to Nine months ended September 30, 2002.

During the period ended September 30, 2003, the Company incurred a net loss of $116,475, of which $653 related to discontinued operations, compared to a loss of $1,284,690, all of which is attributed to discontinued operations, for the nine months ended September 30, 2003. Total loss incurred since inception is $2,030,349, of which $1,914,527 relates to discontinued operations. Prior to April 2003, the Company operated as a real estate holding and development company. All such operations were subsequently spun off and the associated operations of such business has been classified as discontinued operations in the accompanying financial statements. During the nine-months ended September 30, 2003, the Company's sole activity revolved around developing a new business strategy and building a management team. Expenses incurred during this period consisted of legal and accounting fees incurred in the ordinary course of business, certain consulting fees paid to help formulate the business strategy, and interest costs associated with the discounts ascribed to convertible debentures issued during the period.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $2,030,349. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of September 30, 2003, the Company had total cash and current assets of $20,903 and current liabilities of $59,772. The Company's primary available source for generating cash for operations is through the issuance of common stock and notes payable. Commencing September 1, 2003, the Company began issuing subordinated convertible debentures. The debentures bear interest at 8%, mature sixty (60) days from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through September 30, 2003, a total of $70,500 had been raised under these terms and none of debentures had been converted. An additional $20,000 of operating capital was raised through the sale of convertible debentures on November 1, 2003. These debentures are based on the same terms and conditions as indicated above.

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

           None

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

None

Item 6. Exhibits and Reports on Form 8-K

99.1 Chief Executive Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
99.2 Chief Financial Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K filed on September 18, 2003 in which the Company notified the SEC that the Board of Directors had repurchased the 2,000,000 shares of Series B preferred stock previously issued to MRG California, Inc., such shares entitling the holder to 100 votes per share. These shares are currently held by the Directors of the Company, effectively granting voting control of the Company to the Directors.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2003	/s/ Steven R. Peacock
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

Date: November 10, 2003

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

Date: November 10, 2003

/s/ Shane H. Traveller
SHANE H. TRAVELLER
Chief Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Steven R. Peacock, Chief Executive Officer of Nicholas Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended September 30, 2003 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 10, 2003

/s/ Steven R. Peacock
STEVEN R. PEACOCK
Chief Executive Officer

Exhibit 99.2

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Shane H. Traveller, Chief Financial Officer of Nicholas Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended September 30, 2003 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 10, 2003

/s/ Shane H. Traveller
SHANE H. TRAVELLER
Chief Financial Officer