Form 10-K
period 2003-12-31
NICHOLAS INVESTMENT CO INC
filed 2004-03-26
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission file number 000-27715

NICHOLAS INVESTMENT COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-0788293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43180 Business Park Dr., Suite 202 Temecula, CA 92590
(Address of principal executive offices) Zip Code

Registrant's telephone number, including area code: (909) 587-9100

Securities to be registered under Section 12(g) of the Act:
Common Stock, $0.001 par value (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as March 15, 2004 was $0.06, based on the last sale price of $0.06 as reported by the Pink Sheets.

The Registrant had 3,688,267 shares of common stock, $0.001 par value, outstanding as of March 15, 2004.

NICHOLAS INVESTMENT COMPANY, INC.

TABLE OF CONTENTS

PAGE NUMBER
PART I

ITEM 1.	BUSINESS	3

	DESCRIPTION OF BUSINESS	3
	COMPANY STRATEGY	3

ITEM 2.	DESCRIPTION OF PROPERTY	6

ITEM 3.	LEGAL PROCEEDINGS	6

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	6

PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	7

	MARKET INFORMATION	7

	HOLDERS	7

	DIVIDENDS	7

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 7.	FINANCIAL STATEMENTS	12

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS	12

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	12

ITEM 10.	EXECUTIVE COMPENSATION	13
	REMUNERATION PAID TO EXECUTIVES	13
	REMUNERATION PAID TO DIRECTORS	13
	EMPLOYMENT AGREEMENTS	13
	EMPLOYEE BENEFITS	13

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	14

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	14

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K	15

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	16

	SIGNATURES	16

ii

PART I

Forward Looking Statements

This document includes statements that may constitute forward-looking statements made pursuant to the Safe harbor provisions of the Private Securities Litigation reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this document and in all if its communications to shareholders and others, on managements projections, estimates and all other communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements, the words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from this expressed in any forward-looking statements made by, or on behalf, of the Company.

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

    On April 1, 2002, Nicholas Investment Company, Inc. (Nicholas), and Virgin Lakes Development Corporation (Virgin Lakes), completed an Agreement of Reorganization whereby Nicholas issued 30,000 shares of its common stock in exchange for all of the outstanding common stock of Virgin Lakes. Immediately prior to the Agreement of Reorganization, Nicholas had 56,727 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Virgin Lakes because the management of Virgin Lakes controlled Nicholas after the acquisition was completed. At the effective date of the transaction, each share of Virgin Lakes was converted into 2.89 shares of Nicholas. Virgin Lakes was treated as the acquiring entity for accounting purposes and Nicholas was the surviving entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Virgin Lakes and its wholly owned subsidiaries, nor was there any adjustment to the carrying value of the net assets of Nicholas. Virgin Lakes Development Corporation, had three subsidiaries, The Town Square, LLC (100% owned), Shadow Ridge Water Company (86% owned), and H & L Specialties (70% owned).

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

    On June 4, 2003, the Company issued two million (2,000,000) shares of Series B Preferred Stock to MRG California in exchange for $5,000 and a further commitment to provide working capital to the Company. These preferred Series B shares entitled the holder to 100 votes per share of preferred stock, effectively giving voting control of the Company to MRG California. On September 17, 2003, MRG sold all of the Preferred Series B stock to Shane Traveller, the Company's Chief Financial Officer, in exchange for $5,000. In addition, the Company repaid to MRG a total of $28,500 representing all monies advanced to the Company by MRG and legal expenses incurred. On November 10, 2003, the Company issued 8,450,000 shares of Series C Convertible Preferred Stock to Mr. Traveller in exchange for all of the outstanding shares of Series B Preferred Stock, which were then cancelled. The Series C Preferred Stock is non-voting stock, but can convert into common stock on a 1:1 basis.

    On November 18, 2003, the Company acquired 100% of the common stock of Javelin Holdings, Inc., a California-based private company that provides management consulting, accounting, and financial services to public companies, in exchange for 200,000 shares of the Company's restricted common stock. Prior to the acquisition by the Company, Javelin Holdings was controlled by members of the Company's board of directors.

    On November 20, 2003, the Company's Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

Investment Strategy

    Nicholas Investments intends to make strategic investments in cash-flow positive companies with perceived growth potential. The Investment Committee has adopted a charter wherein these two criteria a weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, the Company will prefer to make investments in companies where Nicholas can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company.

    As a Business Development Company, the Company is required to have at lease 70% of its assets in "eligible portfolio companies." It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.

Portfolio Investments

    The Company presently has two portfolio investments: Javelin Holdings, Inc., a California company specializing in management and financial services, and SINO UJE, a Hong Kong company headquartered out of Temecula, California that engages in distribution activities throughout Asia. The Company owns 100% of the common stock of Javelin Holdings, which it acquired in exchange for 200,000 shares of the Company's restricted common stock. As of December 31, 2003, the Company's investment in Javelin Holdings was valued at $376,000, based on a combination of Javelin's 2003 net revenues plus its net assets.

    As of December 31, 2003, the Company had not completed its investment transaction with SINO UJE, but had advanced SINO UJE approximately $94,000, which amount is reflected as a Note Receivable in the accompanying financial statements. In January 2004, the Company acquired approximately 95% of the total capital stock of SINO UJE in exchange for 150,000 shares of the Company's common stock plus a commitment to provide a line of credit to SINO of up to $1,000,000. As this transaction occurred subsequent to 12/31/03, the Company has valued its investment in SINO at $94,000, representing the amount of the advance to SINO, as of 12/31/03.

A discussion of each of the Company's portfolio investments is as follows:

JAVELIN HOLDINGS, INC.

    Javelin Holdings, a California corporation, was incorporated on December 31, 2002 for use as a shell corporation. In June 2003, Javelin acquired a 100% interest in Peak Solutions in exchange for 100% of Javelin's then-outstanding common stock. This transaction was accounted for as a reverse merger since the management of Peak Solutions became the new management of Javelin. Accordingly, the historical activity of Javelin described herein refers to the activity of Peak Solutions.

    Located in Temecula, California, Javelin is a private investment, management and consulting company. Historically, Javelin has generated income through the consulting services of its two principals, Mr. Steven Peacock and Mr. Shane Traveller. As a consulting operation, Javelin's expertise is working with micro-cap and small-cap companies across various industries in "turn around" scenarios. In this capacity, Javelin has extensive experience in fund-raising, operations, and management. To a limited extent, Javelin has provided some direct investment into client companies. The Company anticipates increasing its level of direct investment participation in companies that have strong management and fundamentals.

    Going forward, Javelin is expanding its operations to include the acquisition of publicly-traded, but inactive, public companies, infusing them with capital, and then managing the new companies as they acquire and operate subsidiaries.

    Javelin Holdings fills the current void in financing for small, developing companies. Operating as a hybrid between a management group, a consultant firm, and a holding company, Javelin expects to generate revenues from multiple sources.

Revenues

    Javelin's business model generates revenues by both assisting client companies in raising capital, and acquiring and operating businesses ourselves. Specifically, Javelin anticipates engaging in the following activities:

1. Locating and acquiring inactive public companies.
2. Bringing the public vehicles into compliance with the provisions of the 1933 and 1934 Act and then infusing them with capital.
3. Using the capital in these companies to invest in operating businesses.
4. Assisting with the management of the operating companies.
5. Consulting with publicly-traded clients to assist them with raising money.
6. Making limited, short-term investments into client companies in the form of convertible debentures.
7. Assisting client companies to create liquidity in their stocks through public relations, strategic acquisitions, etc.
8. Financing client companies through private placements and other stock sales.

In light of all of the above list activities, Javelin expects to generate revenues from several areas:

  Consulting Fees. Javelin has heretofore generated fees from consulting to various micro-cap and small-cap public companies. Typically trading on either the OTC.BB or "pink sheets," these companies can often benefit from several services offered by Javelin including assistance with capital raising
  merger/acquisition structure and negotiation
  improving stock liquidity, and market development
  conversion into business development company
  quarterly and annual report preparation/SEC compliance
  audit committee and board of director services

In each instance above, Javelin charges consulting fees ranging from hourly billing to flat monthly fees payable in either cash or free-trading stock.

  Purchase of convertible debentures. Convertible debentures, while devastating to a company in large amounts or when used as long-term financing, can be used effectively and without harm in limited quantities and for relatively short-term cash needs. A convertible debenture is a debt instrument that allows the holder to convert their debt position into common stock, usually at some pre-determined discount to market. Because the conversion rate is fixed rather than the conversion price, convertible debentures can have the effect of spiraling down a stock price through wanton conversion by the holders. Javelin will buy debentures from select clients in instances where there is limited other convertible debt on the client's books and where the client has entered into management contract with Javelin.

  Purchase of Stock. Once a public company has been "cleaned" (is fully compliant and has a favorable equity structure), and is in a position to issue stock, Javelin proposes being a primary source of this investment capital for its clients by purchasing common stock from them at a discount to market and then selling the stock at market rates.

  Management Fees. In select instances, Javelin will acquire a controlling interest in a public vehicle with the intention of cleaning the company up and preparing the company to receive a capital infusion. Javelin intends to charge such companies management fees as compensation for its efforts to clean up the company, provide financing, and ongoing management support. Javelin's intention is to centralize all management and overhead of all subsidiary companies in order to reduce costs and better control operations.

SINO UJE, LTD.

    SINO UJE is a distribution company founded in June 2001 to exclusively sell and service western designed and manufactured high-tech products in the China market. SINO has direct offices in the USA, Japan, and Europe to seek, establish, and manage relationships with its suppliers. Direct offices are maintained throughout China which engages in the sales and service of the products and services of our suppliers.

    SINO is currently representing seven companies in China as agents/distributors. Since its inception, SINO has actively pursued setting up the two divisions: Medical Products and Industrial Products. In this first stage of business, effort has been spent setting up local and regional distribution throughout the country for the represented products, initiating and managing the regulatory approval process for the medical products represented, setting up offices, employing and training direct sales and service personnel, translating and printing sales and technical tools and manuals, and applying for proper business licenses in the different regions of China.

Medical Products Division Market Sector - The market for the SINO's medical products and services are the 320,000 hospitals in China that utilize medical imaging equipment.

Industrial Products Division Market Sector - The market for SINO's industrial products and services are the industrial markets in China that utilize high tech process control instrumentation. These industries include but are not limited to steel, pulp/paper, timber/wood products, electronics, plastics, petrochemicals, tobacco, converting, and furniture.

Sales and Marketing - SINO sells and services medical and industrial products in China through both direct selling activity and relationships with a nationwide network of local and regional agents. Direct offices in Shanghai and Guangzhou are operational for the direct sales coordination and the management of the distribution network.

Operations - With offices around the world, SINO is in operation 24 hours/day. SINO's headquarters are in Temecula, California with satellite offices in Japan, Europe and Hong Kong.

Channels of Distribution - Through both direct selling activity and relationships with a network of regional agents, SINO UJE sells its products and services throughout China. The fundamental business model, employed by SINO, is market share over short-term profits. This separates SINO from the standard business practice of most Chinese distribution companies, as the norm is to maximize the margin on every transaction with no thought to the medium and long-term ramifications of this practice.

    SINO utilizes a network of local and regional distributors in China that have been developed over the two years since SINO's inception. This distribution network sells and services the products that are supplied by the Original Equipment Manufacturers (OEMs) in the USA, Japan and Europe that are exclusively represented by SINO.

    SINO's business strategy of market share over short-term profits ensures high volume sales of the products and services it represent. High volume turnover ensures the OEM's satisfaction with SINO's services and promotes lasting relationships. The satisfaction of  suppliers enhances our ability to attract other market leaders in any given field or technology.

    Within the two product groups and divisions of SINO, there will be 14 exclusive suppliers for a total of 28 suppliers. The Medical Division and medical market is where SINO is focused initially. With additional capital, the Industrial Division will be developed. When mature, this model will have 14 suppliers for both product groups.

Employees

    Exclusive of Javelin and SINO operations, Nicholas presently has five employees who serve in administrative positions. Management intends to hire additional employees only as needed and as funds are available. In such cases compensation to management and employees will be considered with prevailing wages for services rendered.

ITEM 2. DESCRIPTION OF PROPERTY

    Nicholas Investment leases approximately 2,337 square feet at 43180 Business Park, Dr., Suite 202, Temecula, CA 92590, which it leases on a 30-month lease for $3,272 per month. The lease expires on June 30, 2006. This facility serves as the corporate headquarters for Nicholas, Javelin and SINO.
Management believes that its facilities are adequate for its present business.

ITEM 3. LEGAL PROCEEDINGS

    Nicholas Investment is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against Nicholas Investment has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A special meeting of shareholders of Nicholas Investment Company, Inc. was held on November 10, 2003 where the following actions were taken by a majority vote of shareholders:

1. The Company's Articles of Incorporation were amended:

a. To effect a one-for-200 reverse stock split of the Company's common stock (the "Common Stock") by reducing the number of issued and outstanding shares of Common Stock from 165,373,752 to approximately 826,866 (the "Reverse Split"); and

b. To authorize 550 million shares of capital stock of the Company, of which 500 million shares relate to Common Stock and 50 million shares relate to preferred stock, subject to further designation by the Board of Directors of the Company; and

c. To permit action upon the written consent of less than all shareholders of the Company, pursuant to the Nevada Revised Statute.

2. Messer's. Peacock and Traveller were elected members of the Board of Directors.

3. HJ Associates & Consultants, LLP were approved as the Company's independent auditors for the coming year.

4. The Company's sale of common stock at prices below net asset value per share was approved.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

    The Company's Common Stock has been traded on the Pink Sheets since March 2002 under the symbol "NIVI" and since November 2003 under the symbol "NIVM." The following table sets forth the trading history of the Common Stock on the Pink Sheets for each quarter since March 2002 through December 31, 2003, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Endings	Quarterly High	Quarterly Low	Quarterly Close
3/29/2002	60.00	20.00	60.00
6/28/2002	90.00	1.40	1.40
9/30/2002	20.00	0.30	0.30
12/31/2002	8.00	0.20	0.20
3/31/2003	2.00	0.12	1.60
6/30/2003	0.20	0.12	0.12
09/30/03	28.00	4.00	16.00
12/31/03	.80	0.21	0.21

Holders of record

    As of December 31, 2003 there were approximately 104 holders of record of the Company's common stock.

Dividends

    The Company has never paid a cash dividend on its common stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

    Except as otherwise noted, the securities described in this Item 5 were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision. Among the information provided was the fact that the securities issued were restricted.

    No commissions were paid in connection with the transactions described below unless specifically noted.

    On April 1, 2002 the Company issued 1,500 shares of common stock for consideration of $75,000 to one entity for services rendered in conjunction with the above mentioned recapitalization. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

    On April 16, 2002 the Company issued 800 shares of common stock for consideration of $56,000 to one entity for services rendered. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

    600,000 shares of Preferred Convertible stock were issued to P.R. Businesses Incorporated for the down payment on the purchase of an office building in Las Vegas, NV. The purchase of this property was later abandoned and the 600,000 shares of convertible preferred stock were returned to the Company and cancelled in 2003.

    168,500 shares of common stock restricted under Rule 144 and valued at par value, were issued to the Directors of the Corporation for their respective efforts in obtaining assets for the Corporation, their sharing of intellectual assets, and for services to the Company since inception.

    On August 19, 2002, the corporation issued 1,000,000 shares of Convertible Preferred Stock valued at $.001 per share to Career Worth Incorporated in exchange for 1,000,000 shares of stock in the Career Worth Incorporation. In 2003, the Company and Career Worth agreed to unwind this transaction and, accordingly, the respective shares of stock were returned. The Convertible Preferred Stock was subsequently cancelled by the Company.

    On October 1, 2002, the Company issued a total of 1,500 shares of common stock to Advantage Services Group in anticipation of acquiring this company. The acquisition was never consummated; however, the Company did not receive back the stock. The shares issued were restricted pursuant to Rule 144.

    During the year ended December 31, 2002, the Company sold a total of 20,250 shares of common stock for cash of $42,500. The shares issued were restricted under Rule 144.

    In December 2002, the Company issued a total of 410 shares of common stock in exchange for 81,835 shares of common stock in a partially-owned subsidiary. The shares issued were restricted pursuant to Rule 144.

    On June 4, 2003, the Company issued two million (2,000,000) shares of Series B Preferred Stock to MRG California in exchange for $5,000 and a further commitment to provide working capital to the Company. These preferred Series B shares entitled the holder to 100 votes per share of preferred stock, effectively giving voting control of the Company to MRG California. On September 17, 2003, MRG sold all of the Preferred Series B stock to Shane Traveller, the Company's Chief Financial Officer, in exchange for approximately $5,000. In addition, the Company reimbursed MRG $28,500, which represented all monies advanced to the Company by MRG and legal expenses incurred.

    On November 14, 2003, the Board of Directors created and approved a new series of preferred stock, Series C Preferred, which consists of 12 million shares. The Series C Preferred Stock does not earn interest, is not entitled to receive dividends and does not have voting privileges. The Series C is convertible into shares of common stock on a 1:1 basis at the election of the holder or, in the event of liquidation of the Company, it converts automatically. The Series C Preferred, while not voting stock, is entitled to name two directors to the Board of Directors. On November 10, 2003, the Company issued 8,450,000 shares of Series C Convertible Preferred Stock to Mr. Traveller in exchange for all of the outstanding shares of Series B Preferred Stock. The Series B preferred stock was subsequently cancelled by vote of the Board of Directors.

    Between August 2003 and December 31, 2003, the Company raised a total of $102,296 through the issuance of convertible debentures. These debentures mature in sixty days from the date of issuance and are convertible into common stock of the Company at either the option of the holder or the Company. In the event of liquidation, the debentures automatically convert into common stock.

    On November 20, 2003, the Company issued a total of 2,310,000 shares of common stock restricted under Rule 144. Of these shares, 200,000 were issued to Messer's Peacock and Traveller in exchange for 100% of the common stock of Javelin Holdings, Inc., a business consulting company of which they were the sole owners. The purchase of Javelin Holdings was voted on and approved by the independent members of the Board of Directors. The remaining 2,110,000 shares were issued to nine (9) individuals unrelated to the Company as payment for services to be rendered. These shares were subsequently cancelled and have been omitted from the computation of issued and outstanding shares of common stock.

    As of December 31, 2003, Nicholas Investment had 2,346,596 shares of common stock outstanding.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Plan of Operation

    Nicholas Investment was incorporated in January 22, 1998 under the laws of the state of Nevada. The Company was originally organized to invest in real estate, rental properties, notes secured by deeds of trust(s), discounted notes or smaller properties ready for development. The Company acquired several rental properties, which were subsequently sold.

    On November 20, 2003, the Company's Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

    As of December 31, 2003, management has recognized that there is a deficiency in liquidity. Such deficiency has been noted in the notes to the financial statements and the audit opinion. To remedy this situation, the Board of Directors authorized management to file Form 1-E with the Commission notifying of its intent to sell up to $5 million of the Company's common stock under a Regulation E exemption. The Company has also, through a market maker, filed a Form 15C-211 with the NASD to seek listing on the "over-the-counter bulletin board" (OTCBB).

    In November 2003, the Company acquired a 100% interest in Javelin Holdings, Inc., a private company that performs management and financial consulting. Javelin Holdings is a highly profitable enterprise that has contributed approximately $139,923 in working capital to the Company since the acquisition.

    In January 2004, the Company acquired a 95% interest in SINO UJE, a private distribution company specializing in the Asian markets. With offices in the U.S., Europe and China, SINO is in the growth mode and expects to continue to need capital infusions through mid-2004. Management expects to fund these capital infusions into SINO through earnings from Javelin and from the sale of common stock under the Regulation E exemption.

    Management plans to continue to make portfolio investments as opportunities present themselves.

    Currently, there are no commitments for material expenditures other than the line of credit for up to $1,000,000 for SINO UJE. It should be noted that the Company's auditors HJ Associates, LLC., have expressed in their audit opinion letter that there is substantial doubt about the Company's ability to continue as a going concern.

Liquidity and Capital Resources

    The Company's financial statements present an impairment in terms of liquidity. As of December 31, 2003 the Company had $18,193 in current assets and the Company's total assets exceeded total liabilities by approximately $368,198. The Company has accumulated $2,022,557 of net operating losses through December 31, 2003, which may used to reduce taxes in future years through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The potential tax benefit of the net operating loss carryforwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries. In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company's ability to continue as a going concern.

Results of Operation

    For the year ended December 31, 2003 the Company had a net loss of $108,683 compared to a net loss of $1,855,046 for year ended December 31, 2002, and a loss of $58,828 for the period from inception on April 17, 2001 through December 31, 2001. Most of the loss incurred in 2003 resulted from interest expense of approximately $184,000 attributed to the recording of a conversion discount on convertible debentures issued during the year. In 2002 and 2001, the loss was all attributed to discontinued operations. In April 2003, the Board of Directors elected to abandon the existing real estate holding operations and proceeded to spin off those operations. As a result, such operations were classified as discontinued operations in the accompanying financial statements. Of the $1,855,046 incurred in 2002, the majority related to the recording of common stock issued to the Company's then-officers, directors and consultants. None of the Company's current officers have received any stock for services. Accounting regulations require the Company to value all stock issued at market rates even though the shares issued are restricted and the market for the Company's stock is illiquid. During 2002, an impairment loss of $125,521 was recorded to reduce the value of the assets associated with the discontinued operations to zero.

    Also in 2003, the Company recorded $280,000 in unrealized gain on its investment in Javelin Holdings, Inc., compared with a loss of $125,521 and $0 for the years 2002 and 2001, respectively. The variance results from the Company's discontinuation of all operations during early 2003 and the subsequent acquisition of Javelin Holdings in November 2003. The Company recognized an unrealized gain on its investment in Javelin attributable to a rapid increase in Javelin's revenues and profitability subsequent to acquisition.

RISK FACTORS

    We are subject to various risks that may materially harm our business, financial condition and results of operations. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

Quantitative and Qualitative Disclosure about Market Risk

Our business activities contain elements of risk. We consider the principle types of risk to be portfolio valuations and fluctuations in interest rates. We consider management of risk essential to conducting our business. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits, and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

As a business development company, we invest in illiquid securities including debt and equity securities of primarily private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining faire value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

We determine fair value to be the amount for which an investment could be exchange in an orderly disposition over a reasonable period of time between willing parties other than in forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investments. Conversely, we will record unrealized appreciation if we believe the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The values of investment in public securities are determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by our board of directors mat differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. In addition, the illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may otherwise be advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

Because we can borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, can be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, there can be no assurance that a significant change in the market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. We use a combination of long-term and short-term, borrowings and equity capital to finance our investing activities. Our long-term fixed rate investments are financed primarily with long-term debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money. Our loss for the fiscal year ended December 31, 2003 was approximately $108,000 and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Will Need to Raise Additional Capital to Finance Operations

Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings and from the sale of common stock and assets to third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our December 31, 2003 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Common Stock is Traded on the "Pink Sheets," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the "Pink Sheets" which is not a regulated market. We anticipate trading on the Over the Counter Bulletin Board (OTCBB) in the near term, where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in Pink Sheet and OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Steven R. Peacock and Shane H. Traveller. We cannot assure you that we would be able to find an appropriate replacement for key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan. We do not have employment agreements with Messrs. Peacock and Traveller, nor do we presently maintain key-man life insurance policies on them.

Nevada Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Nevada law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our executive officers and directors, in the aggregate, have the ability to nominate two (2) members to the Board of Directors. Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these board members may differ from the interests of the other stockholders.

We May Change Our Investment Policies Without Further Shareholder Approval

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments into qualified companies which we hope will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

    See the financial statements annexed to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    The executive officers and directors of the Company as of December 31, 2003 are as follows:

NAME	AGE	POSITION
Steven R. Peacock	58	Chief Executive Officer, Director
William J. Schubert, Jr.	48	Director
Theodore Tanski	56	Director

    The business experience of each of the persons listed above is as follows:

    Steven R. Peacock - Mr. Peacock was appointed to the Board of Directors in May 2003 and also serves as the Company's Chief Executive Officer. Mr. Peacock is the founding partner of Peak Solutions, a business consulting company that specializes in start-up, troubled and small-cap public companies. Before starting Peak Solutions, Mr. Peacock was President of Peacock Financial, a business development company he founded to invest in and acquire real estate, and various other operating businesses. Mr. Peacock has over fifteen years of experience in seeking out and identifying emerging growth investment opportunities, both startup companies and work-out assignments, and twenty years of experience in the real estate development industry. Mr. Peacock has an extensive operating knowledge of the Business Development Company process, having operated the first BDC on the West Coast from 1998 to 2000. During that period, he was directly responsible for raising approximately $8M under Regulation E, creating market liquidity for the company's stock and building the company's investor base from 250 to over 4,000 shareholders.

    Theodore Tanski, Director - Mr. Tanski us a highly accomplished financial and marketing professional with over 30 years experience in investments and client services. Ted is currently Executive Vice President and a partner in Beaconsfield Financial Services, Inc., a full-service brokerage and investment banking firm, a position he has held since 1988. Mr. Tanski has extensive experience in a wide range of financial markets as both an investment banker and broker/dealer that includes underwriting, private placements, corporate financing, financial research, partnership and corporate portfolio management. Prior to his tenure with Beaconsfield, Mr. Tanski was a vice president with Shearson Lehman Brothers where he managed personal and corporate investment portfolios with a focus on international markets. Mr. Tanski holds a B.S. degree from the University of Pittsburgh.

    William J. Schubert, Jr., Director - Mr. Schubert is the founder and current president of MedEdge, Inc., a medical device distribution company covering the western United States formed in 2001. Before starting MedEdge, Mr. Schubert was Chief Executive Officer and Vice Chairman of Trimedyne, Inc., a NASDAQ NMS-listed manufacturer of surgical lasers and peripherals, a position he held after previously serving as that company's Vice President of Sales and Marketing. Before joining Trimedyne, Mr. Schubert was the founder and president of Mobile Surgical Technologies, Inc., a mobile surgical contractor that provided medical equipment and services to doctors and hospitals in the southwestern United States. Mr. Schubert has over 15 years experience in medical device sales management, and an additional ten years experience in sales management in other industries. Mr. Schubert holds a B.S. degree in business from Southwest Texas State University.

Meetings

    During the year ended December 31, 2003, the Board of Directors met on four occasions. Each incumbent Director attended at least 75% of the total number of meetings of the Board of Directors.

Compensation of Directors

    Our independent directors are compensated $1,000 each per month for services provided as a Director. During the year ended December 31, 2003, our independent directors received a stock grant of 250,000 shares each of Series C Convertible Preferred Stock as compensation for their service on the Board of Directors. Our independent directors received no other consideration in exchange for their services to the company, nor did they perform any service that would fall outside the scope of their duties as directors.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table sets forth the annual and long-term compensation for services in all capacities for the year ended December 31, 2003 paid to Steven R. Peacock, our Chief Executive Officer during 2003. No other executive officers received compensation exceeding $100,000 during the year ended December 31, 2003.

Summary Compensation Table

	Annual Compensation				Long Term Compensation

					Awards

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

Steven R. Peacock	2002	$-0-	$-0-	$-0-	--	--	--
Chief Executive Officer(1)	2003	$15,000	$-0-	$-0-	--	--	--

(1)Mr. Peacock became Chief Executive Officer effective as of May 20, 2003. The prior CEO, Darryl Schuttloffel did not receive any compensation from the Company during 2003.

   There were no stock options granted during the year ended December 31, 2003. There were no stock options outstanding as of December 31, 2003.

Employment Agreements

    The Company does not currently have any employment agreements in place.

Indemnification

    As permitted by the provisions of the General Corporation Law of the State of Nevada, the Company has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company. Any such person may be indemnified against expenses, including attorneys' fees, judgments, fines and settlements in defense of any action, suit or proceeding. The Company does not maintain directors and officers' liability insurance.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information, to the best knowledge of the Company, as of December 31, 2003, with respect to each person known by Nicholas Investment to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address (1)	Title of Class	Amount Owned	Percentage of Class (2)

Steven R. Peacock CEO and Director	Common Series C Pref.	125,000 2,816,666	4.2% 23.5%

Theodore Tanski Director	Common Series C Pref.	-0- 250,000	* 2%

William J. Schubert, Jr. Director	Common Series C. Pref.	-0- 250,000	* 2%

Shane H. Traveller CFO	Common Series C Pref.	125,000 2,816,667	4.2% 23.5%

All Directors and Officers as a group	Series C Pref. Common	6,133,333 250,000	51% 8.4%

(1) Unless indicated otherwise, the address for each of the above listed is c/o Nicholas Investment Company at 43180 Business Park Dr., Suite 202, Temecula, CA 92590.

(2) The above percentages are based on 2,346,596 outstanding common shares, and 12 million shares of Series C preferred stock, as of December 31, 2003.

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

    On June 4, 2003, the Company issued two million (2,000,000) shares of Series B Preferred Stock to MRG California in exchange for $5,000 and a further commitment to provide working capital to the Company. These preferred Series B shares entitled the holder to 100 votes per share of preferred stock, effectively giving voting control of the Company to MRG California. On September 17, 2003, MRG sold all of the Preferred Series B stock to Peak Solutions, a private partnership controlled by the Company's Chief Financial Officer, in exchange for approximately $33,500, which represented the original $5,000 plus all monies advanced to the Company by MRG and legal expenses incurred. On November 15, 2003, the Company issued 8,450,000 shares of Series C Convertible Preferred Stock to Peak Solutions (now called "Javelin Holdings, Inc.") in exchange for all of the outstanding shares of Series B Preferred Stock, which were then cancelled. The Series C Preferred Stock is non-voting stock, but can convert into common stock on a 1:1 basis.

    On November 18, 2003, the Company acquired 100% of the capital stock of Javelin Holdings, Inc., a privately-held company controlled by the Company's Chief Executive and Chief Financial Officers, in exchange for 200,000 shares of the Company's restricted common stock. The transaction was approved by a unanimous vote of the Company's independent directors, who had no interest in Javelin. At the time of the acquisition, the 200,000 shares of the Company's stock was valued at approximately $40,000.

ITEM 13. CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

(a)(3) Exhibits.

            The following exhibits are filed as part of this statement:

            The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

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

(b) Reports on Form 8-K

Form 8-K filed on February 3, 2003 in which the Company notified the SEC that is had cancelled the agreement to acquire the office building as described in the Form 8-K filed on October 21, 2002.

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

Form 8-K filed on November 14, 2003 in which the Company notified the SEC that it had accepted the resignation of Shane H. Traveller from the Board of Directors. Mr. Traveller remained serving as the Company's Chief Financial Officer and Secretary. Messer's Theodore Tanski and William J. Schubert, Jr. were elected to fill the vacancies on the Board of Directors. With the election of Messer's Tanski and Schubert, the Company's Board of Directors is now majority comprised of independent directors.

Form 8-K filed on November 26, 2003 in which the Company notified the SEC that it had acquired 100% of the capital stock of Javelin Holdings, Inc. in exchange for 200,000 shares of the Company's restricted common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2003 and 2002 and reviews of the financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were approximately $17,500 and $17,750, respectively.

Audit Related Fees

The Company's auditors billed $681.00 and $1,450 of other fees relating to S-8 registration statements for the years ended December 31, 2002 and 2003, respectively.

Tax Fees

The Company's auditors did bill $276.00 for a tax compliance issue in fiscal 2002 but did not bill any additional fees or professional services for tax compliance, tax advice, or tax planning for fiscal 2003.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2003 and 2002 were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS INVESTMENT COMPANY, INC. By:/S/ Steven R. Peacock Steven R. Peacock Chief Executive Officer

Dated: March 26, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven R. Peacock Steven R. Peacock	President, Chief Executive Officer and Director	March 26, 2004

/s/ Theodore Tanski Theodore Tanski	Director	March 26, 2004

/s/ William J. Schubert, Jr. William J. Schubert, Jr.	Director	March 26, 2004

NICHOLAS INVESTMENT COMPANY, INC.
a Nevada corporation
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Steven R. Peacock, certify that:

1. I have reviewed this annual report on Form 10-K of Nicholas Investment Company, Inc.;

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

Date: March 26, 2004

/S/ Steven R. Peacock
Steven R. Peacock
Chief Executive Officer

NICHOLAS INVESTMENT COMPANY, INC.
a Nevada corporation
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Shane H. Traveller, certify that:

1. I have reviewed this annual report on Form 10-K of Nicholas Investment Company, Inc.;

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

Date: March 26, 2004

/S/ Shane H. Traveller
Shane H. Traveller
Chief Executive Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Steven A Peacock, Chief Executive Officer of Nicholas Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2003 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 26, 2004

/S/ Steven R. Peacock Steven R. Peacock CHIEF EXECUTIVE OFFICER

Exhibit 99.2

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Shane H. Traveller, Chief Financial Officer of Nicholas Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2003 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 26, 2004

/S/ Shane H. Traveller Shane H. Traveller CHIEF FINANCIAL OFFICER

NICHOLAS INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

December 31, 2003 and 2002

C O N T E N T S

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Nicholas Investment Company, Inc.
Temecula, California

We have audited the accompanying balance sheets of Nicholas Investment Company, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003, 2002 and from inception April 17, 2001, through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Virgin Lakes Development Corporation, a former consolidated subsidiary, as of December 31, 2001, and for the period from inception on March 1, 2001, through December 31, 2001, which statements reflect total assets and revenue constituting 19.6% and 100%, respectively, of the related consolidated total for fiscal 2001. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion for the year ended December 31, 2001, insofar as it relates to the amounts included for Virgin Lakes Development Corporation, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed more fully in Note 1 to the financial statements, securities amounting to $469,691 (94% of net assets) at December 31, 2003 have been valued at fair value as determined by the Board of Directors. We have reviewed the procedures applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicholas Investment Company, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and from inception on April 17, 2001, through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company and has generated significant losses for the years ended December 31, 2003, 2002 and 2001. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 10, 2004

NICHOLAS INVESTMENT COMPANY, INC.
Balance Sheets

ASSETS

	December
	2003	2002

CURRENT ASSETS

Cash	$18,193	$20

Total Current Assets	18,193	20

FIXED ASSETS, NET (Note 5)	7,862	-

OTHER ASSETS
Notes Receivable-Sino UJE (Note 2)	93,691	-
Investment in Affiliated Company (Note 2)	376,000	-
Deposit	6,544	-

Total Other Assets	476,235	-

TOTAL ASSETS	$502,290	$20

The accompanying notes are in integral part of these financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December
	2003	2002
CURRENT LIABILITIES

Accounts payable	$28,135	$-
Accrued expenses	3,661	-
Convertible debentures, net (Note 3)	102,296	-
Liabilities from discontinued operations (Note 7)	-	329,505

Total Current Liabilities	134,092	329,505

Total Liabilities	134,092	329,505

COMMITMENTS AND CONTINGIENCIES (NOTE 11)

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock Series B; $0.001 par value; no shares authorized, issued or outstanding
	-	-

Preferred stock Series C; $0.001 par value; 12,000,000 shares authorized; 12,000,000 and zero shares issued and outstanding, respectively
	12,000	-

Common stock; $0.001 par value; 500,000,000 shares authorized; 2,346,596 and 338,369 shares issued and outstanding, respectively
	2,346	338

Additional paid-in capital
	2,395,411	1,584,051

Deferred consulting expense
	(19,002)	-

Accumulated deficit
	(2,022,557)	(1,913,874)

      Total Stockholders' Equity (Deficit)
	368,198	(329,485)

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	$502,290	$20

The accompanying notes are in integral part of these financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
Schedule of Investments

Company	Description of Business	Percent Ownership	Cost	Fair Value		Affiliation

Javelin Holdings	Management Consulting	100%	$84,000	$376,000	(1)	Yes

Sino UJE	Foreign Operation	-0-	$93,691	$93,691		No

(1) Fair value determined by the Company's Board of Directors using the following formula:
(1 X 2003 Revenue of $306,184) plus net assets of $70,037=$376,221 rounded to $376,000.

See also Note 2 for further explanation on the Company's methods of determining fair values.

The accompanying notes are in integral part of these financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
Statements of Operations
	For the Year Ended December 31,
	2003	2002	2001

INVESTMENT REVENUE	$1,900	$-	$-

EXPENSES
Professional fees	161,477	-	-
General and administrative	44,767	-	-
Depreciation	251	-	-

Total Expenses	206,495	-	-

NET INVESTMENT LOSS	(204,595)	-	-

OTHER INCOME (EXPENSE)
Interest Expense (Note 3)	(184,088)	-	-
Unrealized gain on investment	280,000	-	-

Total Other Income (Expense)	95,912	-	-

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(108,683)	-	-
Income taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	(108,683)	-	-

LOSS FROM DISCONTINUED OPERATIONS NET OF ZERO TAX EFFECT (Note 7)	-	(1,855,046)	(58,828)

NET LOSS	$(108,683)	$(1,855,046)	$(58,828)

BASIC LOSS PER SHARE:
Continuing operations
	$(0.16)	$(0.00)	$(0.00)
Discontinued operations
	(0.00)	(12.21)	(1.62)

Basic loss per share
	$(0.16)	$(12.21)	$(1.62)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	677,039	151,929	36,376

The accompanying notes are in integral part of these financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
Statements of Stockholders' Equity (Deficit)

	Preferred Stock- Series B		Preferred Stock - Series C		Common Stock			Deferred Consulting
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital		Accumulated Deficit

Inception, April 17, 2001	-	$-	-	$-	-	$-	$-	$-	$-

Common stock issued for organizational and management services at $1.70 per share	-	-	-	-	8,813	9	14,991	-	-

Common stock issued for cash at $25.00	-	-	-	-	800	1	19,999	-	-

Capital contribution	-	-	-	-	-	-	4,920	-	-

Common stock issued for assets and in reorganization of Town Square, LLC	-	-	-	-	9,075	9	55,049	-	-

Common stock issued for approximately 70% of the outstanding common stock of H&L Specialties	-	-	-	-	5,000	5	33,044	-	-

Common stock issued for approximately 86% of the outstanding common stock of Shadow Ridge Water Company	-	-	-	-	6,312	6	31,627	-	-

Net loss for the period ended December 31, 2001	-	-	-	-	-	-	-	-	(58,828)

Balance, December 31, 2001	-	-	-	-	30,000	30	159,630	-	(58,828)

April 1, 2002, Recapitalization	-	-	-	-	56,727	57	8,270	-	-

Balance Forward	-	$-	-	$-	86,727	$87	167,900	$-	(58,828)

The accompanying notes are in integral part of these financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

	Preferred Stock- Series B		Preferred Stock - Series C		Common Stock			Deferred Consulting
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital		Accumulated Deficit

Balance Forward	-	$-	-	$-	86,727	$87	167,900	$-	(58,828)

April 1, 2002, common stock issued for services at $50.00 per share	-	-	-	-	1,500	2	74,998	-	-

April 16, 2002, common stock issued for services at $75.00 per share	-	-	-	-	800	1	55,999	-	-

August 18, 2002, common stock issued in exchange for equivalent outstanding shares in majority- owned subsidiary at par value	-	-	-	-	409	-	82	-	-

August 23, 2002, common stock issued to directors for services rendered at $6.00 per share	-	-	-	-	168,500	168	1,010,832	-	-

August 23, 2002, common stock issued for services at 6.00 per share	-	-	-	-	12,083	12	72,488	-	-

October 1, 2002, common stock issued for acquisition of Advantage Services Group at $8.00 per share	-	-	-	-	1,500	2	11,998	-	-

October 1, 2002, common stock issued to consultants for services at $8.00 per share	-	-	-	-	2,000	2	7,998	-	-

October 2, 2002, common stock issued to consultants for services at $8.00 per share	-	-	-	-	1,500	2	11,998	-	-

Balance Forward	-	$-	-	$-	275,019	$276	1,414,293	$-	(58,828)

The accompanying notes are in integral part of these financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

	Preferred Stock- Series B		Preferred Stock - Series C		Common Stock			Deferred Consulting
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital		Accumulated Deficit

Balance Forward	-	$-	-	$-	275,019	$276	1,414,293	$-	(58,828)

November 4, 2002, common stock issued to consultants for services at $2.00 per share	-	-	-	-	2,000	2	3,998	-	-

November 6, 2002, common stock issued to an officer of the Company for services at $8.00 per share	-	-	-	-	7,500	7	59,993	-	-

November 18, 2002, common stock issued to an officer of the Company for services at $2.00 per share	-	-	-	-	7,500	7	14,993	-	-

November 18, 2002, common stock issued to consultants for services at $2.00 per share	-	-	-	-	1,250	1	2,499	-	-

November 21, 2002, common stock issued to consultants for services at $4.80 per share	-	-	-	-	1,500	2	7,198	-	-

December 6, 2002, common stock issued to an officer of the Company for services at $2.27 per share	-	-	-	-	7,500	7	16,493	-	-

December 6, 2002, common stock issued to consultants for services at $2.20 per share	-	-	-	-	3,100	3	6,817	-	-

Balance Forward	-	$-	-	$-	305,369	$305	1,526,284	$-	(58,828)

The accompanying notes are in integral part of these financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

	Preferred Stock- Series B		Preferred Stock - Series C		Common Stock			Deferred Consulting
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital		Accumulated Deficit

Balance Forward	-	$-	-	$-	305,369	$305	1,526,284	$-	(58,828)

December 6, 2002, common stock issued for cash at $2.10 per share	-	-	-	-	20,250	20	42,480	-	-

December 16, 2002, common stock issued to consultants for services at $1.20 per share	-	-	-	-	11,500	12	13,788	-	-

December 16, 2002, common stock issued to an officer of the Company for services at $1.20	-	-	-	-	1,250	1	1,499	-	-

Net loss for the year ended, December 31, 2002	-	-	-	-	-	-	-	-	(1,855,046)

Balance, December 31, 2002	-	-	-	-	338,369	338	1,584,051	-	(1,913,874)

January 15, 2003, common stock issued for extinguishment of debt at $0.86 per share	-	-	-	-	12,000	12	10,308	-	-

February 15, 2003, common stock issued for services rendered and previously accrued at $1.20 per share	-	-	-	-	150,000	150	179,850	-	-

February 25, 2003, common stock issued for services rendered and previously accrued at $0.70 per share	-	-	-	-	76,500	77	53,473	-	-

Balance Forward	-	$-	-	$-	576,869	$577	1,827,682	$-	(1,913,874)

The accompanying notes are in integral part of these financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

	Preferred Stock- Series B		Preferred Stock - Series C		Common Stock				Deferred Consulting
	Shares	Amount	Shares	Amount	Shares	Amount		Additional Paid-In Capital		Accumulated Deficit

Balance Forward	-	$-	-	$-	576,869	$577		1,827,682	$-	(1,913,874)

Sale of subsidiaries to related parties	-	-	-	-	-	-		90,104	-	-

Preferred stock, Series B issued for cash at $0.0025 per share	2,000,000	2,000	-	-	-	-		3,000	-	-

Common stock, issued for consulting agreements at $0.20 per share	-	-	-	-	250,000	250		49,750	(50,000)	-

Conversion of series B shares to series C Preferred shares	(2,000,000)	(2,000)	2,000,000	2,000	-	-		-	-	-

Series C preferred stock issued for services	-	-	10,000,000	10,000	-	-		14,000	-	-

Common stock issued for acquisition of Javelin Holdings	-	-	-	-	200,000	200		95,800	-	-

Debt discount on convertible debentures	-	-	-	-	-	-		231,500	-	-

Common stock issued for conversion of convertible debentures	-	-	-	-	1,236,382	1,236		72,946	-	-

Contribution of fixed assets by employee	-	-	-	-	-	-		5,712	-	-

Common stock issued for cash at $0.06 per share	-	-	-	-	83,334	83		4,917	-	-

Amortization of deferred consulting fees	-	-	-	-	-	-	-		30,998	-

Balance Forward	-	$-	12,000,000	$12,000	2,346,585	$2,346		2,395,411	$(19,002)	(1,913,874)

The accompanying notes are in integral part of these financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

	Preferred Stock- Series B		Preferred Stock - Series C		Common Stock			Deferred Consulting
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital		Accumulated Deficit

Balance Forward	-	$-	12,000,000	$12,000	2,346,585	$2,346	2,395,411	$(19,002)	(1,913,874)

Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-	-	(108,683)

Balance December 31, 2003	-	$-	12,000,000	$12,000	2,346,585	$2,346	2,395,411	$(19,002)	(2,022,557)

The accompanying notes are in integral part of these financial statements.

NICHOLAS INVESTMENT COMPANY, INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss
	$(108,683)	$(1,855,046)	$(58,828)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization
	251	9,062	5,040
Loss on impairment of assets
	-	125,206	-
Loss on sale of fixed assets
	-	8,327	-
Common stock issued in recapitalization
	-	2,982	-
Common stock issued for services
	-	1,357,798	15,000
Preferred stock issued for services
	24,000	-	-
Bad debt expense
	-	8,585	-
Amortization of deferred consulting expense
	30,998	-	-
Unrealized gain on investment
	(280,000)	-	-
Amortization of debt discount
	179,796	-	-
Change in operating asset and liability accounts:
(Increase) decrease in accounts receivable, net
	-	10,428	(19,013)
(Increase) decrease in other assets
	(6,544)	315	(315)
Increase in accounts payable
	28,135	45,487	18,201
Increase in accrued liabilities
	1,879	240,877	-

Net Cash Used by Operating Activities
	(130,168)	(45,979)	(39,915)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to Sino UJE
	(93,691)	-	-
Purchase of fixed assets
	(2,401)	(17,828)	-

Net Cash Used by Investing Activities
	(96,092)	(17,828)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft
	(1,396)	6,094	-
Proceeds form the sale of common stock
	5,000	42,500	24,920
Payments on notes payable
	(25,500)	(2,885)	-
Payments on related party notes payable
	(6,931)	(1,366)	-
Proceeds from notes payable
	25,500	11,183	2,018
Proceeds from related party notes payable
	15,260	11,199	-
Proceeds from convertible debentures
	231,500	-	-
Payments on convertible debentures
	(4,000)	-	-
Preferred stock issued for cash
	5,000	-	-
Minority interest
	-	(16,027)	14,806

Net Cash Provided by Financing Activities
	244,433	50,698	41,744

NET INCREASE (DECREASE) IN CASH	18,173	(13,109)	1,829

CASH AT BEGINNING OF PERIOD	20	13,129	11,300

CASH AT END OF PERIOD	$18,193	$20	$13,129

CASH PAID FOR:
Interest
	$-	$9,113	$-
Income Tax
	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible debentures
	$74,183	$-	$-
Preferred stock issued for services
	$24,000	$-	$-
Issuance of common stock for services
	$-	$1,357,798	$15,000
Issuance of common stock for fixed assets
	$-	$-	$24,920

The accompanying notes are in integral part of these financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2003 and 2002

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

a. Organization and Business Activities

The Company was incorporated on January 28, 1998 under the laws of the State of Nevada as Nicholas Investment Company, Inc. to engage in any lawful activity as shall be appropriate under laws of the State of Nevada. Initially, the Company was in the business of acquiring and leasing real estate.

On April 1, 2002, Nicholas Investment Company, Inc. ("Nicholas"), and Virgin Lakes Development Corporation ("Virgin Lakes"), completed an Agreement of Reorganization whereby Nicholas issued 30,000 shares of its common stock in exchange for all of the outstanding common stock of Virgin Lakes. Immediately prior to the Agreement of Reorganization, Nicholas had 56,726 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Virgin Lakes because the management of Virgin Lakes controlled Nicholas after the acquisition was completed. At the effective date of the transaction, each share of Virgin Lakes was converted into 0.014 shares of Nicholas. Virgin Lakes was treated as the acquiring entity for accounting purposes and Nicholas was the surviving entity for legal purposes. The accounting history presented in these financial statements prior to the reorganization is that of Virgin Lakes, and as such, the date of inception presented is that of Virgin Lakes.

Virgin Lakes Development Corporation, had three subsidiaries, The Town Square, LLC (100% owned), Shadow Ridge Water Company (86% owned), and H & L Specialties (70% owned).

On April 29, 2003, the Company sold each of its subsidiaries (Virgin Lakes Development Corporation, The Town Square, Shadow Ridge Water Company, and H & L Specialties- (all of which had been accounted for as discontinued operations as of December 31, 2003) to former officers, directors and shareholders of the Company in exchange for the assumption of all accounts payable and debts associated with the subsidiaries. As a result of this transaction, the Company recognized $90,104 of additional paid-in capital. This amount represents the combined shareholders' equity of the disposed subsidiaries.

From the date of inception through December 31, 2002, the Company generally engaged in activities related to the construction and real estate development industries. As the Company was never able to fully commence operations and develop a sustainable source of revenues, all operations of the Company were discontinued on December 31, 2002. See Note 7.

On November 24, 2003, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation as defined under the Investment Act of 1940.

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - NATURE OF ORGANIZATION (Continued)

a. Organization and Business Activities (Continued)

Additionally, on December 9, 2003, the Company registered an offering circular with the SEC for up to 166,666,667 shares of common stock under Regulation E of the Investment Act to raise capital and to make investments in eligible emerging or early-stage companies in various fields of business by arranging for and contributing capital and providing management assistance.

b. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

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

e. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share is not presented as any common stock equivalents are antidilutive in nature. Common stock equivalents consisting of convertible debt and preferred stock have not been included in the calculation of loss per share.

	2003	2002	2001

Loss from operations	$(108,683)	$-	$-
Loss from discontinued Operations	$-	$(1,855,046)	$(58,828)

Loss per share
Loss from operations	$(0.16)	$-	$-
Loss from discontinued operations	(0.00)	(12.21)	(1.62)

Total loss per share	$(0.16)	(12.21)	(1.62)

Weighted Average Number of shares Outstanding	677,039	157,929	36,376

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - NATURE OF ORGANIZATION (Continued)

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

Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

	2003	2002

Deferred tax assets:
NOL Carryover	$381,265	$246,310
Deferred tax liabilities:	-	-
Valuation allowance	(381,265)	(246,310)

Net deferred tax asset	$-	$-

    The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

	2003	2002

Book income	$(36,335)	$(723,470)
Gain/Loss on disposal	-	(144,890)
Loss on impairment	-	48,830
Unrealized gain/loss	(109,200)	-
Stock for services/options expense	9,360	529,541
Accrued liability	1,430	93,942
Other	(520)	(263)
Valuation allowance	135,265	196,310

	$-	$-

At December 31, 2003, the Company had net operating loss carryforwards of approximately $977,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - NATURE OF ORGANIZATION (Continued)

f. Income Taxes

    Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

g. Recent Accounting Pronouncements

    During the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

    SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial statements of the Company.

    SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

    SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - NATURE OF ORGANIZATION (Continued)

g. Recent Accounting Pronouncements (Continued)

that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

    SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

    SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

    SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

    SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - NATURE OF ORGANIZATION (Continued)

g. Recent Accounting Pronouncements (Continued)

first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

    FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

    FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, "Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

These newly issued accounting pronouncements had no effect on the Company's current financial statements and did not impact the Company.

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - NATURE OF ORGANIZATION (Continued)

h. Fixed Assets

Fixed assets are recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of assets. Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows:

Description	Estimate Useful Life

Furniture and fixtures	5 years
Computers and software	5 years

i. Revenue Recognition

Prior to the discontinuation of operations on December 31, 2002 (See Note 7), the Company's revenue was created primarily from the contracting of various small-scale construction projects. The Company recognized revenues based upon the contractual price of services performed. Revenue was recorded as the projects were completed and as the amounts were determined to be receivable.

See Note 2 for a discussion on the revenue recognition methods of the Company for 2003.

j. Reverse Stock Split

On November 13, 2003, the Company approved a 1 for 200 reverse stock split. All references to common stock have been retroactively restated.

k. Investment Valuation

The Company's loans, net of participations and any unearned discount, are considered investments under the 1940 Act and are recorded at fair value. Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral and individual credit risks.

Investments in equity securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The carrying values of investments that have no readily-determinable market values are determined by the Board of Directors, based upon its analysis of the assets and revenues of the underlying investee companies.

Because of the inherent uncertainty of valuations, the Board of Directors' estimates of the values on the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - NATURE OF ORGANIZATION (Continued)

l. Preferred Stock

The outstanding series C preferred stock is convertible into one share of common stock for each share of preferred stock. The series C preferred stock is not entitled to any dividends. In the event of any liquidation of the Company, the Series C preferred stock would be automatically converted into common shares, and would have no liquidation preference over the common stock.

NOTE 2 - INVESTMENTS

The Company currently has investments in two entities. The first is an investment in a wholly-owned, unconsolidated subsidiary, Javelin Holdings, Inc. The Company issued 200,000 shares of its common stock to affiliated officers for the acquisition of Javelin Holdings, Inc. (Javelin) on November 15, 2003. The shares were valued at $0.48 per share which was the closing price on the date of issue. Javelin is in the business of providing management, consulting and other services to small and micro cap companies.

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 2 - INVESTMENTS (Continued)

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

1. Total amount of the Company's actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.
2. Total revenues for the preceding twelve months ("R").
3. Earnings before interest, taxes and depreciation ("EBITD")
4. Estimate of likely sale price of investment ("ESP")
5. Net assets of investment ("NA")
6. Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

  Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.

  Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

  Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

Based on the previous methodology, the Company determined that it's investment in Javelin should be valued at $376,000. Accordingly an unrealized gain of $280,000 has been recorded.

The investment is Sino UJE (Sino) was a loan of $93,691 at December 31, 2003. The acquisition of 95% of Sino occurred in January 2004 (See Note 9).

The Company has determined that since Sino continues to meet its monthly budgets with respect to revenues, expenses and cash flows that the value of the loan is not impaired. After the acquisition in January 2004, the investment and loans to Sino will be valued using the procedures described above.

The Company has not retained independent appraises to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 3 - CONVERTIBLE DEBENTURES

During the year December 31, 2003, the Company raised $231,500 of operating capital in the form of convertible debentures. The debentures have varying terms of one to three months, accrue interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company's common stock on the date of conversion. All convertible debentures are convertible at the option of the holder or the Company and automatically convert into common stock in the event of bankruptcy or liquidation. Of the $231,500 in convertible notes, two debentures totaling $5,000 were held by the Company's CFO which were subsequently forgiven in exchange for the 2,000,000 shares of Series B preferred stock previously issued to MRG California.

Upon issuance of the debentures, the Company recognized a debt discount related to the beneficial conversion feature of the debentures totaling $231,500. This amount will be amortized over the respective terms of the debentures. As of December 31, 2003, $179,796 of the recorded debt discount has been amortized to interest expense, and an additional $3,575 has been recorded as interest related to the stated 8% interest rate associated with the debentures.

The Company issued 1,236,382, shares of common stock in December, 2003 to convert $73,500 of convertible debentures and $683 of accrued interest into equity.

At December 31, 2003, there were convertible debentures with a face value of $154,000 outstanding with an unamortized discount of $51,704 for a net value of $102,296.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

During the year ended December 31, 2002, the Company received loans from the primary minority shareholder of the H&L Specialties subsidiary totaling $10,823. The loans were considered to be short-term in nature and did not accrue interest. The loans were subsequently forgiven by the individual during the second quarter of fiscal 2003 as part of the spin-off of the subsidiaries (Note 7).

During the year ended December 31, 2002, the Company received loans from the prior CEO of the Company totaling $376. In 2003, loans of $12,410 were received by the Company and payments of $4,137 were made. The loans were considered to be short-term in nature and did not accrue interest. The loan was subsequently forgiven by the former CEO during the second quarter of fiscal 2003 as part of the spin-off of the subsidiaries (Note 7).

On December 6, 2002, the Company received a $3,800 loan from a prior officer of the Company. The loan accrued interest at 10% per annum and was to be repaid on December 6, 2003. The Company has paid $2,000 towards the note as of December31, 2002, leaving a balance of $1,800 at December 31, 2002 and during 2003. Loans of $2,850 were received by the company and payments of $2,800 were made. This remaining balance was subsequently forgiven by the former officer during the second quarter of fiscal 2003 as part of the spin-off of the subsidiaries (Note 7).

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 5 - FIXED ASSETS

Fixed assets of the Company consisted of the following at December 31, 2003 and 2002.

	December
	2003	2002

Computer Equipment	$1,184	$-
Office Furniture	6,929	-

	8,113	-
Less Accumulated depreciation	(251)	-

	$7,862	$-

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $251, zero, and zero, respectively.

NOTE 6 - EQUITY TRANSACTIONS

On April 1, 2002, the Company issued 1,500 shares of Rule 144 restricted common stock to consultants for their services relating the reorganization. The shares were valued at $50.00 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On April 16, 2002, the Company issued 800 shares of Rule 144 restricted common stock to consultants for services rendered. The shares were valued at $75.00 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

During the year ended December 31, 2002, the Company entered into exchange agreements with several holders of minority interests in Shadow Ridge Water Company (An 86% owned subsidiary - See Note 1), whereby the Company would exchange shares of its Rule 144 restricted common stock for an equivalent number of Shadow Ridge common stock. The exchanges, however, were so insignificant in size, that the percent ownership of Shadow Ridge Water Company held by the Company did not change. The shares have been recorded at par value.

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

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 6 - EQUITY TRANSACTIONS (Continued)

On August 23, 2002, the Company issued 8,500 shares of free trading S-8 common stock and 160,000 shares of Rule 144 restricted common stock to officers and directors of the Company in exchange for services rendered. The shares were valued at $6.00 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On August 23, 2002, the Company issued 12,083 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $6.00 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On October 1, 2002, the Company issued 1,500 shares of Rule 144 restricted common stock in the acquisition of Advantage Services Group. Advantage Service Group had no operations, assets, liabilities, or equity, and as such, the value of the shares was immediately expensed. The shares were valued at $8.00 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On October 1, 2002, the Company issued 2,000 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $8.00 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On October 2, 2002, the Company issued 1,500 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $8.00 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On November 4, 2002, the Company issued 2,000 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $2.00 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On November 6, 2002, the Company issued 7,500 shares of free trading S-8 common stock to an officer of the Company for services rendered. The shares were valued at $8.00 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On November 18, 2002, the Company issued 7,500 shares of free trading S-8 common stock to an officer of the Company for services rendered. The shares were valued at $2.00 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On November 18, 2002, the Company issued 1,250 free trading S-8 shares of common stock to consultants for services rendered. The shares were valued at $2.00 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 6 - EQUITY TRANSACTIONS (Continued)

On November 21, 2002, the Company issued 1,500 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $4.80 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On December 6, 2002, the Company issued 7,500 shares of free trading S-8 common stock to an officer of the Company for services rendered. The shares were valued at $2.27 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On December 6, 2002, the Company issued 3,100 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $2.20 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On December 6, 2002, the Company issued 20,250 shares of restricted common stock in exchange for cash at $2.10 per share.

On December 16, 2002, the Company issued 11,500 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $1.20 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On December 16, 2002, the Company issued 1,250 shares of free trading S-8 common stock to the former CEO for services rendered. The shares were valued at $1.20 per share, which represents the fair market value of the shares as of the date of issuance. The expense associated with this issuance has been included in discontinued operations. See Note 7.

On January 15, 2003, the Company issued 12,000 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $0.86 per share, which represents the fair market value for the shares as of the date of issuance. As the Company recorded an accrual of $10,320 related to the services at December 31, 2002.

On February 15, 2003, the Company issued 150,000 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $1.20 per share, which represents the fair market value for the shares as of the date of issuance. As the consulting services were rendered during the year ended December 31, 2002, the Company recorded an accrual of $180,000 related to the services at December 31, 2002.

On February 25, 2003, the Company issued 76,500 shares of free trading S-8 common stock to consultants for services rendered. The shares were valued at $0.70 per share, which represents the fair market value for the shares as of the date of issuance. As the consulting services were rendered during the year ended December 31, 2002, the Company recordered an accrual of $39,550 related to the services at December 31, 2002.

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 6 - EQUITY TRANSACTIONS (Continued)

On June 4, 2003, the Company issued two million (2,000,000) shares of Series B Preferred Stock to MRG California in exchange for $5,000 and a further commitment to provide working capital to the Company. Due to the 100 for 1 voting rights associated with the Series B Preferred Stock, this issuance effectively gave voting control of the Company to MRG California.

On October 10, 2003, the Company issued 250,000 shares of S-8 common stock to various individuals for consulting services to be rendered. The shares were valued at $0.20 which was the closing price on the date of issue. The consulting expense is being authorized over the life of the contracts. During 2003, the Company amortized $30,998 of the deferred consulting fees leaving as unamortized balance of $19,002 at December 31, 2003.

On November 12, 2003, the Company issued 3,550,000 shares of Series C preferred stock for services rendered. The shares were valued at $0.0024 which was the closing price of the common stock on the date of issue.

In November 2003, the Company converted all series B preferred stock to 8,450,000 shares of Series C preferred stock.

On November 13, 2003, the Company reverse split is common stock on a 1 for 200 basis. All references to common stock have been retroactively restated.

On November 15, 2003, the Company issued 200,000 shares of common stock for the acquisition of Javelin Holdings, Inc. The shares were valued at $0.48 per share which was the closing price on the date of issue for total consideration of $96,000.

In December 2003, the Company issued 1,236,382 shares of common stock for the conversion of $74,183 of convertible debentures and accrued interest.

In December 2003, the Company issued 83,334 shares of common stock for cash valued at $0.06 per share.

NOTE 7 - DISCONTINUED OPERATIONS

Effective December 31, 2002, the Company discontinued all then existing operations. This discontinuation of operations included all operations of the company and its subsidiaries. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

As a result of the discontinuation of operations, the Company has written off all undepreciated fixed assets, and has recognized a related impairment loss of $125,521 for the year ended December 31, 2002.

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 7 - DISCONTINUED OPERATIONS (continued)

The following is a summary of liabilities related to discontinued operations:

December 31, 2002

CURRENT LIABILITIES
Bank overdraft	$6,094
Accounts payable	58,931
Accrued liabilities	244,098
Notes payable	7,383
Notes payable-related party	12,999

Total Current Liabilities	329,505

Total Liabilities	329,505

MINORITY INTEREST IN NET ASSETS	-

TOTAL LIABILITIES FROM DISCONTINUED OPERATIONS	$329,505

The following is a summary of the loss from discontinued operations resulting from the elimination of all operations:

	For the Year Ended December 31, 2002	From Inception on March 1, 2001 through December 31, 2001

REVENUES, NET	$44,784	$50,113

COST OF SALES	47,482	53,486

GROSS MARGIN	(2,698)	(3,373)

EXPENSES
Organizational costs
	-	17,070
Lease expense for water wells
	-	5,159
Depreciation and amortization expense
	6,731	5,040
General and administrative
	88,381	31,814
Consulting expense
	1,629,515	-
Loss on impairment of fixed assets
	125,521	-
Loss on sale of equipment
	8,327	-

Total Operating Expenses
	1,858,475	59,083

OPERATING LOSS	(1,861,173)	(62,456)

OTHER INCOME (EXPENSE)

Interest expense
	(9,900)	-
Interest income
	-	807

Total Other Income (Expense)
	(9,900)	807

NET LOSS BEFORE MINORITY INTEREST	(1,871,073)	(61,649)
MINORITY INTEREST IN NET LOSS	16,027	2,821

NET LOSS FROM DISCONTINUED OPERATIONS	$(1,855,046)	$(58,828)

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 8 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the relation of assets and liquidation of liabilities in the normal course of business. The Company has generated significant losses for the years ended December 31, 2003, 2002, and 2001.

In November 2003, the Company elected to report as a business development company under the Investment Company Act of 1940. As a Business Development Company, we can sell up to $5,000,000 in common stock every twelve months under an exemption from registration. Also in November 2003, the Company filed a notification with the SEC that it intends to sell all $5 million of this Regulation E exemption. Through December 31, 2003, the Company sold a total of $73,500 (1,236,383 shares) in Regulation E stock, and raised an additional $154,000 in funds under convertible debentures. These debentures can be converted into free-trading shares of common stock under Regulation E. Between December 31, 2003 and March 8, 2004, the Company raised an addition $35,000 through the issuance of Reg. E. stock and sold $40,000 in convertible debentures. The balance of the Company's cash flow derived from the operations of its subsidiary, Javelin Holdings, which generated positive cash flow of $169,047 between January 1, 2004 and February 29, 2004. Management believes that once the Company commences trading on the "Over the Counter Bulletin Board (OTCBB)" there will be increased liquidity in the Company's common stock, making it easier to raise capital through the sale of stock. The Company will also rely on the continued growth of Javelin Holdings to fund operations. The Company currently projects that it will continue to lose money on its portfolio investment. Sino UJE, through August 2003, at which time the Company should experience overall profitability. There is no assurance that Sino UJE can become profitable, or that the revenues of Javelin Holdings and the sale of stock and debentures will be adequate to cover the Company's cash needs. In the event such funds are unavailable or insufficient, the Company may need to alter its operation or cease to function as a going concern.

The ability of the Company to continue as a going concern is dependant upon its ability to successfully seek out and consummate investments, or to secure other sources of financing such that it may commence profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9- SUBSEQUENT EVENTS

Stock Issuances

Subsequent to year end, the Company issued 500,000 shares of common stock for cash of $30,000. The Company also issued 150,000 shares of common stock to complete the acquisition of Sino UJE.

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 9- SUBSEQUENT EVENTS (Continued)

Convertible Debenture

The Company issued a convertible debenture for $40,000.

Dividends for Javelin

The Company has received dividends of $128,023 from Javelin Holdings.

NOTE 10 - FINANCIAL HIGHLIGHTS

    The following schedule presents financial highlights for a share of the Fund outstanding throughout the periods indicated.

Common stock Year ended December 31, 2003

Net asset value, beginning of period
Income from investment operations:	$(2.17)

Net Investment income	0.00
Net gains (losses) on securities (both realized and unrealized)	0.41

Total from investment operations	0.41

Other Increase	2.30
Less distributions from net investment income	-

Net asset value, end of period	$0.54

Calculated using post split average shares outstanding.

The Company elected to become a Business Development Company in November 2003.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company signed an office lease agreement which goes through June 30, 2006. Future minimum payments required under this lease are as follows:

2004	$39,262
2005	40,664
2006	20,332

$100,258