Form 10-Q
period 2004-03-31
NICHOLAS INVESTMENT CO INC
filed 2004-05-10
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Commission file number 000-31899

NICHOLAS INVESTMENT COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-0788293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43180 Business Park Dr., # 202 Temecula, CA 92590
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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at April 20, 2004
Common Stock, $0.001 par value	5,821,934 shares

NICHOLAS INVESTMENT COMPANY, INC.

PAGE NUMBER

ii

NICHOLAS INVESTMENT COMPANY, INC.
Balance Sheet

ASSETS
	March 31, 2004 (Unaudited)	December 31, 2003

CURRENT ASSETS

Cash	$8,320	$18,193
Accounts receivable	1,875	-

Total Current Assets	10,195	18,193

FIXED ASSETS, NET	13,340	7,862

OTHER ASSETS
Investment in marketable securities (Note 2)	228,000	-
Investment in affiliated companies (Note 2)	1,770,961	469,691
Deposit	3,271	6,544

Total Other Assets	2,002,232	476,235

TOTAL ASSETS	$2,025,767	$502,290

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$27,006	$28,135
Accrued expenses	7,052	3,661
Convertible debentures, net	134,695	102,296

Total Current Liabilities	168,753	134,092

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock Series C; $0.001 par value; 12,000,000 shares authorized; 12,000,000 shares and 12,000,000 shares issued and outstanding, respectively
	12,000	12,000

Common stock; $0.001 par value; 500,000,000 shares authorized; 4,388,266 and 2,346,596 shares issued and outstanding, respectively
	4,388	2,346

Additional paid-in capital
	2,602,619	2,395,411

Deferred consulting expense
	(9,333)	(19,002)

Accumulated deficit
	(752,660)	(2,022,557)

Total Stockholders' Equity
	1,857,014	368,198

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
	$2,025,767	$502,290

The accompanying notes are an integral part of these financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
Schedule of Investments

March 31, 2004

Company	Description of Business	Percent Ownership	Cost	Fair Value		Affiliation

Javelin Holdings	Management Consulting	100%	$84,000	$1,426,000	(1)	Yes
Sino UJE	Distribution	95%	344,961	344,961		No
Exus Global, Inc.	Business development Company	1%	30,000	30,000		No
Hydroflo, Inc.	Business development Company	4%	198,000	198,000		No

			$656,961	$1,998,961

December 31, 2003

Company	Description of Business	Percent Ownership	Cost	Fair Value		Affiliation

Javelin Holdings	Management Consulting	100%	$84,000	$376,000	(2)	Yes

Sino UJE	Distribution	-0-	$93,691	$93,691		No

			$177,691	$469,691

(1) Fair value determined by the Company's Board of Directors using the following formula:
50% of the average of (4 X 2004 first quarter Revenue of $372,000) plus net assets of $195,000=$1,683,000 and (4 X 2004 first quarter earnings of $303,000) plus net assets of $195,000=$3,831,000=$1,426,000.

(2) Fair value determined by the Company's Board of Directors using the following formula:
(1 X 2003 Revenue of $306,184) plus net assets of $70,037=$376,221 rounded to $376,000. See also Note 2 for further explanation on the Company's methods of determining fair values.

The accompanying notes are an integral part of these financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
Statements of Operations
(Unaudited)
	For the three months ended March 31,
	2004	2003

INVESTMENT REVENUE	$410,373	$-

EXPENSES
Professional fees	94,464	-
General and administrative	25,909	18,696
Depreciation	563	-

Total Expenses	120,936	18,696

NET INVESTMENT INCOME (LOSS)	289,437	(18,696)

OTHER INCOME (EXPENSE)
Interest Expense (Note 4)	(69,540)	-
Unrealized gain on investment	1,050,000	-

Total Other Income (Expense)	980,460	-

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	1,269,897	(18,696)
Income taxes	-	-

LOSS FROM CONTINUING OPERATIONS	1,269,897	-

LOSS FROM DISCONTINUED OPERATIONS NET OF ZERO TAX EFFECT	-	(403)

NET INCOME (LOSS)	$1,269,897	$(19,099)

BASIC INCOME (LOSS) PER SHARE:

Continuing operations
	$(0.40)	$(0.63)
Discontinued operations
	(0.00)	(0.01)

Basic Income (Loss) Per Share
	$0.40	$(0.64)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,198,337	30,000

The accompanying notes are an integral part of these financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,269,897	$(19,099)
Adjustments to reconcile net income loss to net cash provided (used) by operating activities:
Depreciation and amortization	563	-
Marketable securities paid in kind	(228,000)	-
Amortization of debt discount	66,149	-
Unrealized gain on investments	(1,050,000)	-
Amortization of deferred consulting expense	9,669	-
Changes in asset and liability accounts:
(Increase) in accounts receivable	(1,875)	-
Decrease in deposits	3,273	-
Increase (decrease) in accounts payable	(1,129)	7,658
Increase in accrued expenses	3,391	402

Net Cash Provided (Used) by Operating Activities	71,938	(11,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(6,041)	-
Investment in Sino UJE	(216,770)	-

Net Cash Used by Investing Activities	(222,811)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(1,396)
Proceeds from related party debt	-	15,260
Payments on related party debts	-	(2,800)
Proceeds from notes payable	100,000	-
Issuance of common stock for cash	41,000	-

Net Cash Provided by Financing Activities	141,000	11,064

NET INCREASE (DECREASE) IN CASH	(9,873)	25
CASH AT BEGINNING OF PERIOD	18,193	20

CASH AT END OF PERIOD	$8,320	$45

CASH PAID FOR:
Interest	$-	$-
Income Tax	$-	$-
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Stock issued for investments in Sino UJE	$34,500	$-
Stock issued for accrued expenses	$-	$243,870
Discount on convertible debentures	$100,000	$-

The accompanying notes are an integral part of these financial statements.

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
March 31, 2004 and December 31, 2003

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31, 2004, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003, audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

NOTE 2 - INVESTMENTS

The Company currently has investments in four entities. The first is an investment in a wholly-owned, unconsolidated subsidiary, Javelin Holdings, Inc. The Company issued 200,000 shares of its common stock to affiliated officers for the acquisition of Javelin Holdings, Inc. (Javelin) on November 15, 2003. The shares were valued at $0.48 per share which was the closing price on the date of issue. Javelin is in the business of providing management, consulting and other services to small and micro cap companies. The second is an investment in a 95% owned unconsolidated entity, Sino UJE, Ltd. The Company issued 150,000 shares of common stock in exchange for approximately 95% of the capital of Sino UJE. The Company subsequently advanced a total of $310,461 to Sino UJE. Sino UJE is a distribution company for western-manufactured medical and industrial products into the Asian markets. The Company's remaining two investments, Exus Global, Inc. and HydroFlo, Inc., consist of convertible preferred stock in these two companies which was paid to Javelin Holdings in exchange for debt forgiveness. As a point of practice, Javelin Holdings upstreams all of its stock holdings to the Company.

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

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
March 31, 2004 and December 31, 2003

NOTE 2 - INVESTMENTS (Continued)

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

Based on the previous methodology, the Company determined that it's investment in Javelin should be valued at $1,426,000 and $376,000 as of March 31, 2004 and December 31, 2003, respectively. Accordingly, an unrealized gain of $1,050,000 and $280,000 has been recorded for the periods ended March 31, 2004 and December 31, 2003, respectively.

The investment is Sino UJE (Sino) consisted of a loan of $310,461 and $93,691 at March 31, 2004 and December 31, 2003, respectively and a 95% ownership interest acquired by the issuance of the Company's common stock valued at $34,500 in January 2004.

The Company has determined that since Sino continues to meet its monthly budgets with respect to revenues, expenses and cash flows that the value of the loan is not impaired. After the acquisition in January 2004, the investment and loans to Sino are being valued using the procedures described above.

The investment in Hydroflo consists of 200,000 shares of Preferred Stock which can be converted into common stock at a 3:1 basis, for total of 600,000 shares of common stock. Inasmuch as the common stock of Hydroflo is traded on the OTCBB, a quote and valuation of the stock is readily obtainable. As of March 31, 2004, the stock dropped to around $0.33-0.50 per share. The value of the Hydroflo shares should therefore be based on the most recently available stock price. Accordingly, the Hydroflo preferred stock

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
March 31, 2004 and December 31, 2003

NOTE 2 - INVESTMENTS (Continued)

should be valued at $200,000 (200,000 X 3 X $0.33/share).

The investment in Exus Global consists of 500,000 shares of Preferred Stock which can be converted into common stock at a 1:1 basis, for a total of 500,000 shares of common stock. Inasmuch as the common stock of Exus is traded on the OTCBB, a quote and valuation of the stock is readily obtainable. As of March 31, 2004, Exus common stock traded at $0.06 per share. Accordingly, the Exus preferred stock should be valued at $30,000 (500,000 X $0.06/share).

The Company has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

NOTE 3 - EQUITY TRANSACTIONS

During January 2004, the Company issued 500,001 shares of its free trading common stock for cash at $.06 per share for cash proceeds of $30,000.

On January 15, 2004, the Company issued 150,000 shares of its free trading common stock for a 95% ownership interest in Sino UJE. The shares were valued at $.23 per share, which represents the fair market value of the shares as of the date of issuance, for a total issuance amount of $34,500.

On February 23, 2004, the Company issued 200,000 shares of its free trading common stock for cash at $.03 per share for cash proceeds of $6,000.

During March 2004, the Company issued 925,000 shares of its free trading common stock upon the conversion of convertible debentures totaling $27,750. The shares were valued at $.03 per share, which represents 50% of the fair market value of the shares as of the date of notice of conversion.

During March 2004, the Company issued 100,002 shares of its free trading common stock upon the conversion of convertible debentures totaling $6,000. The shares were valued at $.06 per share, which represents 50% of the fair market value of the shares as of the date of notice of conversion.

On March 10, 2004, the Company issued 166,667 share of its free trading common stock for cash at $.03 per share for cash proceeds of $5,000.

NOTE 4 - SIGNIFICANT EVENTS

Convertible Debentures

During the three months ended March 31, 2004, the Company raised $100,000 of operating capital in the form of convertible debentures. The debentures have varying terms of six to twelve months, accrue interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company's common stock on the date of conversion.

Upon issuance of the debentures, the Company recognized a debt discount related to the beneficial conversion feature of the debentures totaling $100,000. This amount will be amortized over the respective terms of the debentures. As of March 31, 2004, $14,446 of the recorded debt discount has been amortized to interest expense, and an additional $881 has been recorded as interest related to the stated 8% interest rate associated with the debentures.

NICHOLAS INVESTMENT COMPANY, INC.
Notes to the Financial Statements
March 31, 2004 and December 31, 2003

NOTE 4 - SIGNIFICANT EVENTS (continued)

Subsequent Events

On April 1, 2004, the Company issued 200,000 shares of its free trading common stock upon the conversion of convertible debentures totaling $6,000. The shares were valued at $.03 per share, which represents 50% of the fair market value of the shares as of the date of notice of conversion.

On April 7, 2004, the Company issued a convertible debenture in the amount of $65,000 as consideration for cash received. The debenture accrues interest at an annual rate of 8% and is due August 15, 2004. The debenture may be converted into shares of the Company's free trading common stock at a price per share equal to 50% of the closing bid price of the common stock on the date that the Company receives notice from the holder.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations, manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

Valuation of Investments

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

On October 10, 2003, the Company's Board of Directors unanimously approved a resolution to effect a 1 for 200 reverse split of the Company's common stock, which was subsequently approved by a vote of the shareholders. This reverse split was done to better position the capital structure of the Company in order to raise investment money to implement the Company's business strategy.

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

On January 15, 2004, the Company acquired 95% of the common stock of Sino UJE, LTD, a Hong Kong corporation located in Temecula, CA that distributes medical and industrial supplies in China, in exchange for 150,000 shares of free-trading common stock of NIVM and a working capital line of credit for $1,000,000. Sino has an extensive distribution network in China that is supplied by a group of Original Equipment Manufacturers (OEM's) in Europe and the US that are exclusively represented in China by Sino. This world-wide network gives NIVM even greater potential to increase stock liquidity and raise investment money.

Currently, there are no additional commitments for material expenditures. It should be noted that the Company's auditors HJ Associates, LLC. have expressed in their audit opinion letter accompanying the financial statements for the year ended December 31, 2003 that there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

Quarter ended March 31, 2004 compared to quarter ended March 31, 2003

During the quarter ended March 31, 2004, the Company incurred a net profit of $1,269,897 compared to a loss of $19,099 for the same quarter of 2003. The profit generated in 2004 resulted from an unrealized gain on the Company's investment in Javelin Holdings of $1,050,000 plus revenue from investments of approximately $410,000. The loss in 2003 related to operations which were discontinued in fiscal 2002. As of December 31, 2002, the Company's Board of Directors determined to abandon its current operational strategy and elected to spin-off all of its operating assets. Accordingly, all operations associated with such operations were classified as "discontinued operations" in the fiscal year 2003 financial statements.

Operating expenses were $120,936 and $18,696 for the quarters ended March 31, 2004 and 2003, respectively. The increase is attributed to the commencement of operations associated with operating as a business development company in late 2003, whereas the Company was not operational during the first two quarters of 2003. Operating expenses in the quarter ended March 31, 2004 included $94,464 in "Professional Fees" which included accounting, legal and consulting fees.

Interest expense for the quarter ended March 31, 2004 was $69,540, compared to $0 for the quarter ended March 31, 2003. The increase is attributed to the addition of convertible debentures during late 2003 and early 2003.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $752,760. The Company requires additional capital to meet its operating requirements. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, through its on going profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of March 31, 2004, the Company had total cash and current assets of $10,195 and current liabilities of $168,753. The Company generated cash for operations through the issuance of common stock and notes payable as well as from profits from operations. Commencing September 1, 2003, the Company began issuing subordinated convertible debentures. The debentures bear interest at 8%, mature sixty (60) days from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through March 31, 2004, a total of $331,500 ($100,000 this quarter) had been raised under these terms and $107,250 ($33,750 this quarter) had been converted and $9,000 has been paid back leaving a balance due as of March 31, 2004 of $220,250. An additional $65,000 of operating capital was raised through the sale of convertible debentures on April 7, 2004. These debentures are based on the same terms and conditions as indicated above. On November 20, 2003, the Company filed a notification with the Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration. During the quarter ended March 31, 2004, the Company raised $41,000 through the sale of 866,668 shares of common stock through the use of the Regulation E exemption.

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
866,668 shares of common stock sold for cash of $41,000 under a Regulation E exemption.
1,025,002 shares of common stock issued on the conversion of $33,750 in debentures under a Regulation E exemption.
150,000 shares of common stock issued for the acquisition of 95% of the common stock of Sino UJE, Ltd. under a Regulation E exemption.

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

Date: May 3,2004	/s/ Steven R. Peacock
STEVEN R. PEACOCK
Chief Executive Officer

NICHOLAS INVESTMENT COMPANY, INC.
a Nevada corporation
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Steven R. Peacock, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nicholas Investment Company, Inc.;

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

Date: May 7, 2004

/s/ Steven R. Peacock
STEVEN R. PEACOCK
Chief Executive Officer

NICHOLAS INVESTMENT COMPANY, INC.
a Nevada corporation
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Shane H. Traveller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nicholas Investment Company, Inc.;

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

Date: May 7, 2004

/s/ Shane H. Traveller
SHANE H. TRAVELLER
Chief Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Steven R. Peacock, Chief Executive Officer of Nicholas Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 31, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 7, 2004

/s/ Steven R. Peacock
STEVEN R. PEACOCK
Chief Executive Officer

Exhibit 99.2

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Shane H. Traveller, Chief Financial Officer of Nicholas Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 31, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 7, 2004

/s/ Shane H. Traveller
SHANE H. TRAVELLER
Chief Financial Officer