Form 10-Q
period 2004-06-30
NICHOLAS INVESTMENT CO INC
filed 2004-08-16
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Commission file number 000-31899

YASHENG GROUP
(Exact Name of Registrant as Specified in Its Charter)

California	33-0788293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1472 Oddstad Dr., Redwood City, CA 94063
(Address of principal executive offices) Zip Code

Registrant's telephone number, including area code: (909) 587-9100

Nicholas Investment Company, Inc. 43180 Business Park Dr., Suite 202 Temecula, CA 92590
(Registrant's Former Name and Address)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No[  ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at August 1, 2004
Common Stock, $0.001 par value	154,651,008 shares

On July 16, 2004 YaSheng Group, a California Corporation, acquired 54% of the total issued and outstanding common stock of Nicholas Investment Company, Inc. from its shareholders on a stock for stock basis determined by the relative net asset values of the two companies as of June30, 2004. Subsequent to the acquisition and pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission (the "Commission"), YaSheng elected to become the successor issuer to Nicholas for reporting purposes under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act") and elected to report under the Exchange Act effective July 15, 2004.

The accompanying financial statements have been prepared as of June 30, 2004 and therefore only reflect the balances and activities of Nicholas Investment Company, Inc. Financial statements for YaSheng Group for as of and for the six months ended June 30, 2004 are attached as an exhibit hereto. Pro-forma consolidated financial statements of YaSheng Group as of the date of acquisition were filed as an exhibit to the Company's Form 8-K12(g) filed on July 16, 2004 and are incorporated herein by reference.

NICHOLAS INVESTMENT COMPANY, INC.

PAGE NUMBER

ii

NICHOLAS INVESTMENT COMPANY, INC.
Balance Sheet

ASSETS

	June 30, 2004 (Unaudited)	December 31, 2003

CURRENT ASSETS
Cash	$4,310	$18,193
Accounts receivable	9,714	-

Total Current Assets	14,024	18,193

FIXED ASSETS, NET	14,400	7,862

OTHER ASSETS
Investment in marketable securities	69,000	-
Investment in affiliated companies (Note 2)	2,398,642	469,691
Deposit	3,271	6,544

Total Other Assets	2,470,913	476,235

TOTAL ASSETS	$2,499,337	$502,290

LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30, 2004 (Unaudited)	December 31, 2003
CURRENT LIABILITIES

Accounts payable	$25,911	$28,135
Accrued expenses	-	3,661
Convertible debentures, net	-	102,296

Total Current Liabilities	25,911	134,092

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock Series B; $0.001 par value; no shares authorized; issued or outstanding
	-	-

Preferred stock Series C; $0.001 par value; 12,000,000 shares authorized; 6,000,000 and 12,000,000 shares issued and outstanding, respectively
	6,000	12,000

Common stock; $0.001 par value; 500,000,000 shares authorized; 21,866,686 and 2,346,596 shares issued and outstanding, respectively
	21,867	2,346

Additional paid-in capital
	2,941,826	2,395,411

Deferred consulting expense
	(2,944)	(19,002)

Accumulated deficit
	(493,323)	(2,022,557)

Total Stockholders' Equity
	2,473,426	368,198

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
	$2,499,337	$502,290

NICHOLAS INVESTMENT COMPANY
Schedule of Investments

June 30, 2004

Company	Description of Business	Percent Ownership	Cost	Fair Value		Affiliation

Javelin Holdings	Management Consulting	100%	$84,000	$1,866,540	(1)	Yes
Sino UJE	Distribution	95%	-	532,102		No
Exus Global, Inc.	Business development Company	1%	30,000	9,000		No
Hydroflo, Inc.	Business development Company	4%	198,000	60,000		No

			$656,961	$2,467,642

December 31, 2003

Company	Description of Business	Percent Ownership	Cost	Fair Value		Affiliation

Javelin Holdings	Management Consulting	100%	$84,000	$376,000	(2)	Yes

Sino UJE	Distribution	-0-	$93,691	$93,691		No

			$177,691	$469,691

(1) Fair value determined by the Company's Board of Directors using the following formula:
(2 X 2004 six months Revenue of $758,000) plus net assets of $350,540 = 1,866,540.

(2) Fair value determined by the Company's Board of Directors using the following formula:
(1 X 2003 Revenue of $306,184) plus net assets of $70,037=$376,221 rounded to $376,000. See also Note 2 for further explanation on the Company's methods of determining fair values.

NICHOLAS INVESTMENT COMPANY
Statements of Operations
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

INVESTMENT REVENUE	$175,085	$-	$585,458	$-

EXPENSES
Professional fees	132,085	-	226,549	-
General and administrative	38,272	23,124	64,181	41,820
Depreciation	769	-	1,332	-

Total Expenses	171,126	23,124	292,062	41,820

NET INVESTMENT INCOME (LOSS)	3,959	(23,124)	293,396	(41,820)

OTHER INCOME (EXPENSE)
Gain on debt forgiveness	60,051	-	60,051	-
Interest Expense	(86,213)	-	(155,753)	-
Unrealized gain on investment	281,540	-	1,331,540	-

Total Other Income (Expense)	255,378	-	1,235,838	-

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	259,337	(23,124)	1,529,234	(41,820)

Income taxes	-	-	-	-

INCOME FROM CONTINUING OPERATIONS	259,337	(23,124)	1,529,234	(41,820)

LOSS FROM DISCONTINUED OPERATIONS NET OF ZERO TAX EFFECT	-	(125)	-	(528)

NET INCOME (LOSS)	$259,337	$(23,249)	$1,529,234	$(42,348)

NICHOLAS INVESTMENT COMPANY
Statements of Operations (Continued)
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

BASIC INCOME (LOSS) PER SHARE

Continuing operations	$0.03	$(0.04)	$0.16	$(0.08)
Discontinued operations	$-	$(0.00)	$-	$(0.00)

Net Income (Loss)	$0.03	$(0.04)	$0.16	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES	9,966,895	576,869	9,568,509	514,084

DILUTED INCOME PER SHARE

Continuing operations	$0.01	$(0.04)	$0.07	$(0.08)
Discontinued operations	$-	$-	$-	$-

Net Income	$0.01	$(0.04)	$0.07	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES	20,714,147	576,869	21,041,037	514,084

NICHOLAS INVESTMENT COMPANY
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,529,234	$(42,348)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,332	-
Marketable securities paid in kind	(228,000)	-
Amortization of debt discount	151,704	-
Unrealized gain on investments	(1,331,540)	-
Gain on debt forgiveness	(60,052)	-
Amortization of deferred consulting expense	16,058	-
Changes in asset and liability accounts:
(Increase) in accounts receivable	(9,714)	-
Decrease in deposits	3,273	-
Increase (decrease) in accounts payable	(7,224)	7,840
Increase in accrued expenses	3,867	527

Net Cash Provided (Used) by Operating Activities	68,938	(33,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(7,870)	-
Investment in Sino UJE	(403,911)	-

Net Cash Used by Investing Activities	(411,781)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(1,396)
Proceeds from related party debt	-	15,260
Payments on related party debts	-	(6,931)
Proceeds from notes payable	165,000	25,500
Issuance of common stock for cash	163,960	-
Issuance of preferred stock for cash	-	5,000

Net Cash Provided by Financing Activities	328,960	37,433

NET INCREASE (DECREASE) IN CASH	(13,883)	3,452
CASH AT BEGINNING OF PERIOD	18,193	20

CASH AT END OF PERIOD	$4,310	$3,472

CASH PAID FOR:
Interest	$-	$-
Income Tax	$-	$-
SCHEDULE OF NON CASH FINANCING ACTIVITIES
Stock issued for accrued expenses	$476	$-
Stock issued for convertible debentures	$261,000	$243,870

NICHOLAS INVESTMENT COMPANY
Notes to Financial Statements
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 2004, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003, audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

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

NICHOLAS INVESTMENT COMPANY
Notes to Financial Statements
(Unaudited)

NOTE 2 - INVESTMENTS (Continued)

No single standard for determining "fair value....in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

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

NICHOLAS INVESTMENT COMPANY
Notes to Financial Statements
(Unaudited)

NOTE 2 - INVESTMENTS (Continued)

Based on the previous methodology, the Company determined that it's investment in Javelin should be valued at $1,866,540 and $376,000 as of June 30, 2004 and December 31, 2003, respectively. An unrealized gain of $1,331,540 has been recorded for the six month period ended June 30, 2004.

The investment is Sino UJE (Sino) consisted of a loan of $497,602 and $93,691 at June 30, 2004 and December 31, 2003, respectively and a 95% ownership interest acquired by the issuance of the Company's common stock valued at $34,500 in January 2004.

The Company has determined that since Sino continues to meet its monthly budgets with respect to revenues, expenses and cash flows that the value of the loan is not impaired. After the acquisition in January 2004, the investment and loans to Sino are being valued using the procedures described above.

The investment in Hydroflo consists of 200,000 shares of Preferred Stock which can be converted into common stock at a 3:1 basis, for total of 600,000 shares of common stock. Inasmuch as the common stock of Hydroflo is traded on the OTCBB, a quote and valuation of the stock is readily obtainable. As of June 30, 2004, the stock dropped to $0.10 per share. The value of the Hydroflo shares should therefore be based on the most recently available stock price. Accordingly, the Hydroflo preferred stock should be valued at $80,000 (200,000 X 3 X $0.10/share).

The investment in Exus Global consists of 500,000 shares of Preferred Stock which can be converted into common stock at a 1:1 basis, for a total of 500,000 shares of common stock. Inasmuch as the common stock of Exus is traded on the OTCBB, a quote and valuation of the stock is readily obtainable. As of June 30, 2004, Exus common stock traded at $0.018 per share. Accordingly, the Exus preferred stock should be valued at $9,000 (500,000 X $0.018/share).

The Company has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

NOTE 3 - EQUITY TRANSACTIONS

During the six months ended June 30, 2004, the Company issued 3,887,588 shares of its free trading common stock at an average price of $0.03 per share for cash proceeds of $122,960.

During the six months ended June 30, 2004, the Company issued 8,615,864 shares of its free trading common stock upon the conversion of convertible debentures totaling $261,000. The shares were valued at $.03 per share, which represents 50% of the fair market value of the shares as of the date of notice of conversion.

On June 11, 2004, the Company issued 6,000,000 shares of its common stock upon the conversion of 6,000,000 Series C Preferred Shares.

NICHOLAS INVESTMENT COMPANY
Notes to Financial Statements
(Unaudited)

NOTE 4 - SIGNIFICANT EVENTS

Convertible Debentures

During the six months ended June 30, 2004, the Company raised $165,000 of operating capital in the form of convertible debentures. All outstanding debentures were converted prior to June 30, 2004.

Upon issuance of the debentures, the Company recognized a debt discount related to the beneficial conversion feature of the debentures totaling $100,000. The discount on the debentures was charged to interest expense.

Subsequent Events

On July 16, 2004 YaSheng Group, a California Corporation, acquired 54% of the total issued and outstanding common stock of Nicholas Investment Company, Inc. from its shareholders on a stock for stock basis determined by the relative net asset values of the two companies as of June30, 2004. YaSheng agreed to issue one share of its common stock for every 84 shares of Nicholas common stock tendered. As of July 16, 2004 a total of 21,702,529 shares of Nicholas common stock had been tendered, resulting in the issuance of 258,363 shares of YaSheng common stock. Subsequent to the acquisition and pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission (the "Commission"), YaSheng elected to become the successor issuer to Nicholas for reporting purposes under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act") and elected to report under the Exchange Act effective July 15, 2004.

The accompanying financial statements have been prepared as of June 30, 2004 and therefore only reflect the balances and activities of Nicholas Investment Company, Inc. The following select financial information represents the pro-forma consolidated financial information as of June 30, 2004:

For the Six Months Ended June 30, 2004
Operating revenue	$339,525,743
Gross profit	64,510,426
Net income	34,533,434
Total assets	1,453,377,319
Total current liabilities	224,020,574
Total Shareholders' equity	1,012,771,723

During July 2004, the Company issued 18,355,006 shares of its common stock at a price of $0.03 per share for cash proceeds of $550,650.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts and may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations, manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

On November 20, 2003, the Company's Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company was required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

On January 15, 2004, the Company acquired 95% of the common stock of Sino UJE, LTD, a Hong Kong corporation located in Temecula, CA that distributes medical and industrial supplies in China, in exchange for 150,000 shares of free-trading common stock of NIVM and a working capital line of credit for $1,000,000. Sino has an extensive distribution network in China that is supplied by a group of Original Equipment Manufacturers (OEM's) in Europe and the US that are exclusively represented in China by Sino. This world-wide network provided even greater potential to increase stock liquidity and raise investment money.

On July 16, 2004 YaSheng Group, a California Corporation, acquired 54% of the total issued and outstanding common stock of Nicholas Investment Company, Inc. from its shareholders on a stock for stock basis determined by the relative net asset values of the two companies as of June30, 2004. YaSheng agreed to issue one share of its common stock for every 84 shares of Nicholas common stock tendered. As of July 16, 2004 a total of 21,702,529 shares of Nicholas common stock had been tendered, resulting in the issuance of 258,363 shares of YaSheng common stock. Subsequent to the acquisition and pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission (the "Commission"), YaSheng elected to become the successor issuer to Nicholas for reporting purposes under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act") and elected to report under the Exchange Act effective July 15, 2004.

YaSheng was formed in 1988 in the Gansu province of China. A super-conglomerate, YaSheng has over 124 operating divisions that generated combined revenues of over $339 million during the six-months ended June 30, 2004 and had net assets as of that date in excess of one billion dollars (U.S.). YaSheng's operations are primarily agricultural in nature, producing a vast array of products from fruits and vegetables to wool and fine liquors. YaSheng also produces various chemicals and industrial products.

Through June 30, 2004, YaSheng has generated the bulk of its revenues inside of China with some export to parts of Asia and South America. The Company expects to use its acquisition of Nicholas Investment Company as a springboard to an expansion of its holdings and distribution into North American and western Europe. Short-term, YaSheng will be seeking a listing on a major U.S. stock exchange to be followed by a capital raising effort to fund the expansion program.

RESULTS OF OPERATIONS

Quarter ended June 30, 2004 compared to quarter ended June 30, 2003

During the quarter ended June 30, 2004, the Company incurred a net profit of $259,337 compared to a loss of $23,249 for the same quarter of 2003. The profit generated in the 2nd quarter of 2004 resulted from an unrealized gain on the Company's investment in Javelin Holdings of $440,540 plus revenue from investments of approximately $175,085. The loss in 2003 related to operations which were discontinued in fiscal 2002. As of December 31, 2002, the Company's Board of Directors determined to abandon its current operational strategy and elected to spin-off all of its operating assets. Accordingly, all operations associated with such operations were classified as "discontinued operations" in the fiscal year 2003 financial statements.

Operating expenses were $171,126 and $23,124 for the quarters ended June 30, 2004 and 2003, respectively. The increase is attributed to the commencement of operations associated with operating as a business development company in late 2003, whereas the Company was not operational during the first two quarters of 2003. Operating expenses in the quarter ended June 30, 2004 included $132,085 in "Professional Fees" which included accounting, legal and consulting fees.

Interest expense for the quarter ended June 30, 2004 was $86,213, compared to $0 for the quarter ended June 30, 2003. The increase is attributed to the addition of convertible debentures during late 2003 and early 2004.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On July 16, 2004 YaSheng Group, a California Corporation, acquired 54% of the total issued and outstanding common stock of Nicholas Investment Company, Inc from its shareholders on a stock for stock basis determined by the relative net asset values of the two companies as of June 30, 2004. As of that date YaSheng's net asset value was $977,282,289. or $6.32 per share, and Nicholas' net asset value was $3,025,726 or $.075 per share. Accordingly, YaSheng agreed to issue one share of its common stock for every 84 shares of Nicholas common stock tendered. As of July 16,2004 a total of 21,702,529 shares of Nicholas common stock had been tendered, resulting in the issuance of 258,363 shares of YaSheng common stock. The total issued and outstanding common stock of YaSheng after defecting the agreement is 154,909,371. It is anticipated that additional shares of Nicholas common stock will be tendered, which could result in the issuance of 220,446 additional shares of YaSheng common stock if 100% of the common stock of Nicholas is eventually tendered.

YaSheng Group was originally incorporated in the Gansu province of China in November 1988 under the name Gansu YaSheng Salt Industrial Company, Ltd. In January 2004 YaSheng reincorporated in California under the name YaSheng Group. With its largest operations and holdings in China, YaSheng is one of the three largest conglomerates in Gansu province with 126 operating divisions. In addition to its large diverse agricultural holdings YaSheng is diversified in other industries such as the livestock and poultry, Chemical production, textiles, and construction materials.

The acquisition of Nicholas Investment Company, Inc. will be added to its other US holding of 80 acres in Victorville, CA that is being developed into a modern warehousing and distribution facility. Subsequent to the acquisition and pursuant to Rule 12g-3(a) of the General Rules & Regulations of the Securties and Exchange Commission, YaSheng elected to become the successor issuer to Nicholas for reporting purposes under the Securities and Exchange Act of 1934 as amended, and elected to report under the exchange Act effective July 16, 2004.

For the six months ended June 30, 2004, YaSheng Group generated net income of approximately $33 million, or $0.21 per share, on operating revenues of $339 million. The Company was profitable in both the years ended December 31, 2003 and 2002, generating net income of approximately $60 million and $58 million, respectively.

As of June 30, 2004, YaSheng had total cash and current assets of $226 million and current liabilities of $224 million. The Company's total assets exceeded total liabilities by $1.01 billion U.S. The Company generated cash for operations from profits from operations.

YaSheng plans on pursuing a listing of its securities on a major U.S. exchange at its earliest opportunity. Management is presently reviewing its various options in this regard. YaSheng also intends to raise capital in the coming months to finance, in part, the expansion of its distribution network into North America and western Europe, where it can better take advantage of its lower production costs over products produced locally. YaSheng anticipates that the higher prices to be paid by western markets will increase the Company's profit margins. The Company offers no assurance that it will be successful in obtaining a listing on a U.S. market or that there will be an active market for its securities. Further, there is no assurance that the Company will be successful in raising capital in the U.S. If YaSheng is unable to raise additional capital, it may impact the Company's ability to implement its distribution expansion plans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates is limited as the company does not generate significant interest income. We are subject to interest rate risk on our cash equivalents which at June 30, 2004 had an average interest rate of approximately 1.0%. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce the interest income.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rule 13a - 14 of the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed with the SEC under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART II.

Other Information

Item 1.	Legal Proceedings
The Company is not presently a party to any legal actions.

Item 2.	Changes in Securities
YaSheng Group did not issue any securities during the quarter ended June 30, 2004. Nicholas Investment Company, prior to the acquisition by YaSheng, had the following changes in securities:

3,887,558 shares of common stock sold for cash of $122,960 under a regulation E exemption.
7,590,862 shares of common stock issued on the conversion of $227,725.86 in debentures under a regulation E exemption.
6,000,000 shares of preferred stock was converted to 6,000,000 shares of common stock.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K

10.1 Financial Statements of YaSheng Group as of June 30, 2004.
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

Date: August 12, 2004	/s/ Shane H. Traveller
SHANE H. TRAVELLER
Vice President of Finance, YaSheng Group

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

Date: August 12, 2004

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

Date: August 12, 2004

/s/ Shane H. Traveller
SHANE H. TRAVELLER
Chief Financial Officer
Nicholas Investment Company, Inc.

Exhibit 99.1

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Steven R. Peacock, Chief Executive Officer of Nicholas Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended June 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 12, 2004

/s/ Steven R. Peacock
STEVEN R. PEACOCK
Chief Executive Officer
Nicholas Investment Company, Inc.

Exhibit 99.2

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Shane H. Traveller, Chief Financial Officer of Nicholas Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended June 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 12, 2004

/s/ Shane H. Traveller
SHANE H. TRAVELLER
Chief Financial Officer
Nicholas Investment Company, Inc.