Form 10-Q
period 2004-09-30
YaSheng Group
filed 2004-12-10
CIK 1123312

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Commission file number 000-31899

YASHENG GROUP
(Exact Name of Registrant as Specified in Its Charter)

California	33-0788293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1472 Oddstad Dr., Redwood City, CA 94063
(Address of principal executive offices) Zip Code

Issuer's telephone number, including area code: (650) 363-8345

43180 Business Park Dr., Suite 202, Temecula, CA 92590

(Registrant's Former Name and Address)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No[  ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at December 1, 2004
Common Stock, $1.00 par value	155,097,355 shares

YA SHENG GROUP, LTD.

PAGE NUMBER

ii

YA SHENG GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30, 2004
	(Unaudited)	December 31, 2003
ASSETS
Cash and cash equivalents	$51,049,005	$45,681,890
Accounts receivable, net	128,821,026	79,032,369
Inventories, net	38,738,686	55,325,772
Other current assets	7,223,154	1,122,607
Total current assets	225,831,871	181,162,638

Property, plant and equipment	1,496,367,623	1,340,424,924
Accumulated depreciation	(335,161,765)	(252,422,887)
	1,161,205,858	1,088,002,037

Intangible assets, net	17,381,173	10,467,817
Other assets	36,915,861	25,592,558
Investments	22,117,881	21,934,220
Total assets	$1,463,452,644	$1,327,159,270

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$113,569,860	$51,858,793
Accrued compensation and benefits	10,409,072	9,199,478
Short-term loans	85,609,429	74,797,102
Taxes payable	9,650,617	11,504,544
Total current liabilities	219,238,978	147,359,917

Long-term loans	92,859,002	81,093,901
Other long-term liabilities	3,104,478	8,203,979

Minority interest	120,719,740	113,219,184

SHAREHOLDERS' EQUITY
Common stock, US$1.00 par value:	154,971,386	154,651,008
800,000,000 shares authorized; 154,651,008 issued and outstanding
Retained earnings	872,559,060	822,631,281
Total shareholders' equity	1,027,530,446	977,282,289
Total liabilities and shareholders' equity	$1,463,452,644	$1,327,159,270

See notes to consolidated financial statements.

YA SHENG GROUP, LTD.
CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
	September 30, 2004
	(Unaudited)	September 30, 2003
Revenues	$170,613,788	$191,067,601
Cost of goods sold	138,148,693	154,138,155
Gross profit	32,465,095	36,929,446

Selling expenses	1,749,281	4,779,679
General and administrative expenses	5,028,370	7,623,349
Other operating expenses	2,990,152	2,235,363
Total operating expenses	9,767,803	14,638,391

Operating income	22,697,292	22,291,055

Investment income	(66,050)	6,924
Other income (expense)	(669,307)	(2,022,891)
Total other income (expense)	(735,357)	(2,015,967)

Net income before taxes	21,961,935	20,275,088

Income tax expenses	2,756,161	2,607,278

Minority interest in earnings	2,282,195	1,696,939

Net income	$16,923,579	$15,970,871

Earnings per common share
Basic	$0.11	$0.10
Diluted	$0.11	$0.10

See notes to consolidated financial statements.

YA SHENG GROUP, LTD.
CONSOLIDATED STATEMENTS OF INCOME
	For the nine months ended
	September 30, 2004
	(Unaudited)	September 30, 2003
Revenues	$509,554,073	$489,296,196
Cost of goods sold	413,164,010	397,782,182
Gross profit	96,390,063	91,514,014

Selling expenses	9,021,121	11,136,108
General and administrative expenses	16,874,853	17,737,649
Other operating expenses	9,597,449	8,041,817
Total operating expenses	35,493,423	36,915,574

Operating income	60,896,640	54,598,440

Investment income	171,964	372,098
Other income (expense)	1,934,211	2,416,633
Total other income (expense)	2,106,175	2,788,731

Net income before taxes	63,002,815	57,387,171

Income tax expenses	6,395,141	5,688,056

Minority interest in earnings	6,679,895	5,980,311

Net income	$49,927,779	$45,718,804

Earnings per common share
Basic	$0.32	$0.30
Diluted	$0.32	$0.30

See notes to consolidated financial statements.

YA SHENG GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2004	September 30, 2003
	(Unaudited)
Cash flows from operating activities:
Net income	$49,927,779	$45,718,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,832,363	52,579,754
Non-cash compensation	18,634,251	16,711,275
Tax benefits from investments	(238,014)	(372,098)
Minority interest	7,500,556	-
Changes in operating assets and liabilities:
Accounts receivable	(49,788,657)	87,534,871
Inventories	16,587,086	43,601,569
Other assets	(17,423,850)	-
Accounts payable	61,711,067	(27,434,431)
Accrued compensation and benefits	1,209,594	1,110,297
Income taxes payable	(1,853,927)	(1,874,018)
Other liabilities	(5,099,501)	(7,369,273)
Net cash provided by operating activities	163,998,747	210,206,750

Cash flows from investing activities:
Capital expenditures	(163,509,446)	(219,014,441)
Purchases of intangible assets	(6,913,356)	372,098
Proceeds from sale of investments	374,731	-
Net cash used in investing activities	(170,048,071)	(218,642,343)

Cash flows from financing activities:
Net proceeds from short-term borrowings	20,478,015	32,009,472
Proceeds from accepting investments	-	17,235,647
Proceeds from long-term loans	604,112	1,614,864
Dividends paid	-	(17,786,853)
Debt retirement	(9,665,688)	(19,744,214)
Net cash used in financing activities	11,416,439	13,329,186

Net change in cash and cash equivalents	5,367,115	4,893,593
Cash & cash equivalents at beginning of year	45,681,890	43,431,770
Cash & cash equivalents at end of year	$51,049,005	$48,325,363

Supplemental disclosures:
Cash paid for interest	$18,218,203	$16,568,805
Cash paid for income taxes	$4,275,742	$4,203,066

See notes to consolidated financial statements.

YASHENG GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2003 unaudited condensed consolidated financial statements to conform to the 2004 presentation. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Yasheng Group's Form 8-K12g3 filed on July 16, 2004. The statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the People's Republic of China (PRC). All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

The Company's financial statements and this 10-Q filing have been reviewed by its historical Chinese audit firm. However, they have not been reviewed by a firm registered with the PCAOB as required by the SEC. The auditors of Nicholas Investments, Inc., the predecessor registrant, have withdrawn due to their lack of experience with entities of the Company's size and foreign operations. The Company is in the process of selecting an appropriate audit firm, which will review this filing as well as provide future audit and review services. If any significant issues are raised by the auditor's subsequent review of this filing, the Company will file an amended 10-Q.

The statements include those of Yasheng Group and its subsidiaries: Gansu Yasheng Industrial Group Co., Ltd., Gansu Tiaoshan Agricultural-Industrial-Commercial Co., Ltd., Gansu Xiaheqing Co., Ltd., Gansu Yanguoxia Chemicals General Plant, Lanzhou Vinylon Group Co., Ltd., Nicholas Investment Company, Inc. (see Note 3), and other smaller subsidiaries (collectively referred to as Yasheng or the Company). All significant intercompany balances have been eliminated.

2. Nature of Operations

The Company is a California corporation with primary operations in China. The Company designs develops, manufactures and markets high-quality farming and sideline products; chemical materials and products; textiles; construction materials; and livestock and poultry. It also designs, develops and markets new technologies related to agriculture, genetic biology and network exploring.

3. Business Combination

Pursuant to a Purchase Agreement, Yasheng Group (Yasheng) entered into a share exchange with Nicholas Investment Company, Inc. (Nicholas), resulting in approximately 54% ownership of Nicholas, thereby acquiring the rights of the public reporting entity. All financial information included in this Form 10-QSB report prior to the Acquisition Date is the financial information of Yasheng, as if Yasheng had been the registrant. The financial information since the Acquisition Date is the consolidated information of Yasheng and Nicholas.

4. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits held by banks, and securities with maturities of three months or less.

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable.

Inventories

Inventories are recorded using the weighted average method and are valued at the lower of cost or market.

Property, Plant, and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the useful lives of the assets. Amortization of leasehold improvements is calculated on a straight-line basis over the life of the asset or the term of the lease, whichever is shorter. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to property and equipment used in production is reported in cost of sales. Property and equipment are depreciated over their estimated useful lives as follows:

Buildings and improvements	20 - 40 years
Farming facilities	10 years
Machinery and equipment	7 years
Transportation and other facilities	3 years

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

Investments

Investments consist primarily of less than 20% equity positions in non-marketable securities and are recorded at lower of cost or market.

4. Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intangible assets consist of appropriation technology and mine exploitation rights, are recorded at cost, and amortized using the straight line method over their estimated useful lives, not to exceed 40 years.

Revenue Recognition

Revenues are recognized at the time goods, services, commodities, etc., are converted into cash or cash demanding rights.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses amounted to $1,878,631and $2,937,225 for the nine months ended September 30, 2004 and 2003, respectively.

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The exchange rate for RMB to US dollars has varied by only 100ths during the periods presented. Thus, the consistent exchange rate used has been 8.28 RMB per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. To date there have been no temporary differences in assets or liabilities, therefore no deferred taxes have been recorded.

Based on approval of the Gansu Provincial Bureau of Local Tax, Gansu Yasheng Industrial Co., Ltd. and the subsidiaries dealing with farming, are exempt from income taxes. All other subsidiaries of the Company pay income taxes at a rate of approximately 33%.

4. Summary of Significant Accounting Policies (Continued)

Earnings per Share

The Company accounts for earnings per share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted loss per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. The Company currently has no common stock equivalents.

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company's business.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

5. Debt

Debt consists of a short term uncollateralized loan from a bank with an interest rate of 5.31%,; and a long term uncollateralized loan from a bank with an interest rate of 6.04. Payments are to be made at irregular intervals on a set schedule. Following are annual maturities of the long term loan for the next five years and thereafter:

2005	$ 2,138,533
2006	38,058,646
2007	40,896,722
2008	-
2009	11,765,101
Thereafter	-

$ 92,859,002

6. Employee Benefit Plans

The Company provides the following benefits for all employees:

A. Employee Welfare Fund: An amount equal to 14% of payroll is set aside by the Company for standard employee benefits.
B. Open Policy Pension: The Company pays to national and community insurance agents an amount equal to 20% of payroll. This insurance continues to cover the employee subsequent to retirement.
C. Unemployment Insurance: The Company pays to the national employment administrative entities an amount equal to 1% of payroll. Any dismissed employee thereby receives a specified amount of family-support funds for a designated period.
D. Housing Surplus Reserve: The Company pays to the national housing fund administrative entities an amount equal to 10% of payroll for deposit into the employees' future housing allowance accounts.

7. Segment Information

Segments of the Company are designated by type of operations. Following is selected financial information for each segment:

	Nine months ended		September 30, 2004
	September 30, 2004
	Revenues	Net income	Total assets
Beverage	$19,567,144	1,761,043	233,630,102
Dye	84,429,954	7,598,696	246,571,984
Farming	194,382,238	23,197,660	455,730,946
Trade	94,913,073	7,593,046	145,218,814
Chemicals	139,710,534	11,176,843	280,037,628
Others	371,166	29,693	131,506,933
Subtotal	533,374,109	51,356,981	1,492,696,407
Inter-segment	23,820,036	1,429,202	29,243,763
Total	$509,554,073	49,927,779	1,463,452,644

	Nine months ended		December 31, 2004
	September 30, 2003
	Revenues	Net income	Total assets
Beverage	$18,836,287	1,695,266	211,315,608
Dye	81,244,755	7,312,028	220,793,007
Farming	187,160,172	20,109,295	410,623,078
Trade	91,560,070	7,324,806	131,654,200
Chemicals	131,936,758	10,554,941	260,004,944
Others	448,965	35,917	119,311,618
Subtotal	511,187,007	47,032,253	1,353,702,455
Inter-segment	21,890,811	1,313,449	26,543,185
Total	$489,296,196	45,718,804	1,327,159,270

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report on Form 10-KSB for the year ended December 31, 2003.
Some of the statements under "Description of Business," "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of the Company's business, that the Company's President and other significant employees will remain employed as such by the Company, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.

GENERAL

YaSheng Group was originally incorporated in the Gansu province of China in November 1988 under the name Gansu YaSheng Slt Industrial Company, Ltd. In January 2004 YaSheng reincorporated in California under the name YaSheng Group, Ltd.. With its largest operations and holdings in China, YaSheng is one of the three largest conglomerates in Gansu province with 126 operating divisions. In addition to its large diverse agricultural holdings YaSheng is diversified in other industries such as the livestock and poultry, Chemical production, textiles, and construction materials.

On July 16, 2004 YaSheng Group, a California Corporation, acquired 54% of the total issued and outstanding common stock of Nicholas Investment Company, Inc. from its shareholders on a stock for stock basis determined by the relative net asset values of the two companies as of June30, 2004. YaSheng agreed to issue one share of its common stock for every 84 shares of Nicholas common stock tendered. As of November 11, 2004 a total of 36,897,163 shares of Nicholas common stock had been tendered, representing a total of 91.7% of the total issued and outstanding and resulting in the issuance of 395,672 shares of YaSheng common stock. Subsequent to the acquisition and pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission (the "Commission"), YaSheng elected to become the successor issuer to Nicholas for reporting purposes under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act") and elected to report under the Exchange Act effective July 15, 2004. All financial information included in this Form 10-QSB report prior to the Acquisition Date is the financial information of Yasheng, as if Yasheng had been the registrant. The financial information since the Acquisition Date is the consolidated information of Yasheng and Nicholas.

After reincorporation, the company maintained YaSheng Industrial Salt Group's corporate structure in China to serve as a subsidiary holding company of YaSheng Group, California.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30,2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

COMPANY OVERVIEW

High-tech Agriculture

YaSheng Group owns over 100,000 acres of farmland that are cultivated using the latest scientific technologies to produce a wide variety of agricultural products. The Company has recently invested in several new hi-tech industrial projects including the introduction of the most advanced and expansive drip-irrigation system under a joint venture with Israel Netafim. Research and cooperation with Mexico's International Wheat and Corn Improvement Center has introduced wheat germplasm varieties and new breeding methods that have facilitated the improvement of varieties, yields and qualities.

YaSheng Group's farms produce beer barley, 2,500 acres of hops, 5,300 acres of fruit orchards producing 50 million kg of apple pears, apples of several varieties, grapes, apricots, dates, etc., 6,000 tonnes of potatoes, 2,500 acres of vegetables including tomatoes, carrots, peppers, cabbages, onions, etc., and melon seeds. The Company also operates 63 acres of automated, climate controlled greenhouses and a 2,500-acre medical herb facility that produces licorice, ephedra and other herbs while also conducting research on Chinese medicine.

Apart from farming, YaSheng Group operates processing plants that produce 30,000 metric tones of super grade malt and 2,000 tonnes of granulated hops which are sold under long-term supply contracts with Qingdao Beer, Yanjing Beer, Zhujiang Beer, etc. YaSheng Group also has a joint venture with Israel Netafim that manufactures advanced drip irrigation systems. The facility has an annual capacity of 120 million meters, all of which is carried out according to Netafim technical standards. The facility offers irrigation systems and related technology that aid in the optimization of water and fertility of crops, which increases yields while lowering production costs.

The shift from traditional farming to modern, hi-tech precision agriculture is expected to make YaSheng Group the largest, high efficiency agriculture base in China.

Animal Husbandry and Poultry Raising

YaSheng Group operates an animal husbandry and poultry raising company on an oasis bordering the Badanjiling desert adjoining Inner Mongolia that has over 10,000 head including beef cattle, Angola goats, local sheep and Xinjiang fine woolen sheep. In addition, the company owns a modernized pig farm with an annual capacity of over 10,000 pigs.

A large, modernized chicken farm is operated in Jingtai, a county located in Baiyin City, Gansu province. The facility supplies 100,000kg of farm fresh eggs to markets in Lanzhou.

Industrial and Manufacturing

Through YaSheng Biological and Pharmaceutical Plant, one of YaSheng Group's subsidiaries, the Company produces natural carotene. The manufacturing process involves algae propagation, extraction and refinement utilizing brine as a by-product of mirabilite condensation. The annual output is approximately 1,500kg as is used in food, beverages and natural medicine.

The Gansu YaSheng Industrial Group Co. consistently ranks in the top five in revenues and net profit for all Chinese companies. The Yasheng Industrial Group owns the Yasheng Minerals Company, which has the largest mirabilite and industrial salt production in Gansu. The Company operates an ISO9002 certified sodium sulfate plant that produces award-winning product, 85% of which is exported. The Company also operates a, ISO9002 certified low-iron, low-carbon sodium sulfide plant, the largest in China. The Company's Shandong Shenglong Enterprise Co., Ltd. has several subsidiaries that handle textile dying, cement production, food processing, beverage production and electricity generation.

Through the LanZhou Vinylon Co., Ltd., formerly a first class national-level state-owned enterprise, the Company operates a major integrated chemical and synthetic fiber manufacturer. The Company's products include low-elastic polyester, a water-soluble industrial insulating fiber, and a comprehensive line of vinyl fibers. The ISO9002 company serves both domestic and export markets with annual export sales topping $15 million USD.

The Gansu Tiaoshan Liquor Co., Ltd., a subsidiary of YaSheng Group, with an annual output of 5,000 tons, is one of Gansu's four largest distilleries and the first to receive ISO 9002 certification. By insisting on traditional techniques and the highest quality ingredients, Tiaoshan brands are well known for their clarity, good flavor and fragrance and have received China's "Green Food" approval.

RESULTS OF OPERATIONS

Financial Analysis of the Three and Nine Months Ended September 30, 2004 and 2003

	For the three months ended		For the nine months ended
	September 30	September 30	September 30	September 30
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues	$170,613,788	$191,067,601	$509,554,073	$489,296,196
Cost of goods sold	138,148,693	154,138,155	413,164,010	397,782,182
Gross profit	32,465,095	36,929,446	96,390,063	91,514,014

Selling expenses	1,749,281	4,779,679	9,021,121	11,136,108
General and administrative expenses	5,028,370	7,623,349	16,874,853	17,737,649
Other operating expenses	2,990,152	2,235,363	9,597,449	8,041,817
Total operating expenses	9,767,803	14,638,391	35,493,423	36,915,574

Operating income	22,697,292	22,291,055	60,896,640	54,598,440

Investment income	(66,050)	6,924	171,964	372,098
Other income (expense)	(669,307)	(2,022,891)	1,934,211	2,416,633
'Total other income (expense)	(735,357)	(2,015,967)	2,106,175	2,788,731

Net income before taxes	21,961,935	20,275,088	63,002,815	57,387,171

Income tax expenses	2,756,161	2,607,278	6,395,141	5,688,056

Minority interest in earnings	2,282,195	1,696,939	6,679,895	5,980,311

Net income	$16,923,579	$15,970,871	$49,927,779	$45,718,804

Three Months Ended September 30, 2004:

Revenue:

Revenues decreased from $191 million in the three months ended September 30, 2003 to $170 million in the three months ended September 30, 2004, a decrease of approximately $21 million. During the present year, new agricultural products were introduced yielding production quantity increases of 50% compared to last year. The harvesting of these new crops is in late September and the sales of these products will not be realized until October or November of the fourth quarter, resulting in a decrease in third quarter revenues from timing differences.

Cost of Goods Sold:

Cost of goods sold decreased from $154 million to $138 million, a decrease of $16 million, from the three months ended September 30, 2003 to 2004. This decrease corresponds to a similar decrease in revenues resulting from a timing difference in harvesting crops from 2003 to 2004.

Selling Expenses:

Selling expenses decreased from $4.78 million for the three months ended September 30, 2003 to $1.75 million for the three months ended September 30, 2004, a decrease of approximately $3 million. The decrease in selling expenses resulted from the Company's ability to transfer much of the long-distance shipping and freight charges to the purchasers due to increased demand for the Company's products.

Operating Expenses:
General and administrative expenses decreased $2.6 million to $5.0 million for the three months ended September 30, 2004 from $7.6 million for the three months ended September 30, 2003. The decrease resulted from an overall restructuring of corporate overhead and general cost-cutting measures as the Company seeks greater profitability.

Nine Months Ended September 30, 2004:

Revenue:

Operating revenue increased $20 million to $509 million for the nine months ended September 30, 2004 from $489 million for the nine months ended September 30, 2003. The increase was primarily the result of increased prices and greater demand for the Company's industrial and chemical products.

Selling Expenses:

Selling expenses decreased from $11 million for the nine months ended September 30, 2003 to $9 million for the nine months ended September 30, 2004, a decrease of approximately $2 million. The decrease in selling expenses resulted from the Company's ability to transfer much of the long-distance shipping and freight charges to the purchasers during the third quarter due to increased demand for the Company's products.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2004, the Company had total cash and cash equivalents of approximately $51 million, and total current assets of approximately $226 million, compared to current liabilities of approximately $219 million. The Company generated cash for operations through the issuance of short term debt obligations and through revenues. During the nine months ended September 30, 2004, the Company expended approximately $160 million increasing its land holdings and developing additional production capability which is expected to commence generating revenues in 2005.

The Company anticipates additional expansion of its agriculture and industrial capacity in the coming year. Further, the Company anticipates expanding the distribution of its products into the more lucrative western markets. To this end, the Company has begun development of a distribution center in Victorville, California and expects to commence similar projects in Western Europe. The Company plans on financing these and other projects through a combination of operational profits and equity sales. In July 2004, the Company acquired 54% of the outstanding stock of Nicholas Investment Company (later increased to 91%), a fully-reporting Nevada corporation, and elected to assume Nicholas' fully-reporting status. As a result, YaSheng Group is now a fully-reporting public company actively trading in the U.S. stock markets. The Company expects to seek a listing on a major U.S. exchange following an audit of the Company's year end financial statements at December 31, 2004.

Item 3. Evaluation of Disclosure Controls and Procedures.

Zhou Chang Sheng and Hai Yun Zhuang, our Chief Executive Officer and Chief Financial Officer, respectively, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of the date of this report on Form 10-Q. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.

Other Information

Item 1.	Legal Proceedings
The Company is not presently a party to any legal actions.

Item 2.	Changes in Securities
On July 16, 2004 YaSheng Group, acquired 54% of the total issued and outstanding common stock of Nicholas Investment Company, Inc. from its shareholders on a stock for stock basis determined by the relative net asset values of the two companies as of June30, 2004. YaSheng agreed to issue one share of its common stock for every 84 shares of Nicholas common stock tendered, resulting in the issuance of 276,937 shares of YaSheng common stock on July 16. Through September 30, 2004, a total of 33,236,420 shares of Nicholas common stock had been tendered, representing a total of 91,7% of the total issued and outstanding, and resulting in the issuance of 395,672 shares of YaSheng common stock.

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

Date: December 8 , 2004	/s/ Zhou Chang Sheng Zhou Chang Sheng Chief Executive Officer YaSheng Group, Ltd.

YASHENG GROUP, LTD.
A California corporation
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Zhou Chang Sheng, certify that:

1. I have reviewed this quarterly report on Form 10-Q of YaSheng Group, Ltd.;
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

Date: December 8, 2004

/s/ Zhou Chang Sheng
Zhou Chang Sheng
Chief Executive Officer

YASHENG GROUP, LTD.
A California corporation
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Hai Yun Zhuang, certify that:

1. I have reviewed this quarterly report on Form 10-Q of YaSheng Group, Ltd.;
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

Date: December 8, 2004

/s/ Hai Yun Zhuang
Hai Yun Zhuang
Chief Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Zhou Chang Sheng, Chief Executive Officer of YaSheng Group, Ltd. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended September 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 8, 2004

/S/ Zhou Chang Sheng Zhou Chang Sheng Chief Executive Officer

Exhibit 99.2

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Hai Yun Zhuang, Chief Financial Officer of YaSheng Group, Ltd. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended September 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 8, 2004

/S/ Hai Yun Zhuang Hai Yun Zhuang Chief Financial Officer