Form 10-K
period 2004-12-31
Yasheng Group
filed 2010-03-16
CIK 1123312

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-27557
_______________

YaSheng Group

(Exact name of registrant as specified in its charter)

California	33-0788293
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1450 Oddstad Drive, Redwood City, CA	94063
(Address of Principal Executive Offices)	(Zip Code)

(605) 363-8345

(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None.

 Securities Registered Pursuant to Section 12(g) of the Act:

$1.00 Par Value Common Stock

  (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes     ☒ No

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

State issuer’s revenues for its most recent fiscal year (12/31/04). $ 541,774,931.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified dated within the past 60 days.  We are a smaller reporting company as determined pursuant to Rule 12b-2 of the Securities and Exchange Act of 1934 and Regulation S-K thereunder because the public float of our common stock is less than $75 million.

(APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes     ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  155,097,355 (12-31-09).

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

YASHENG GROUP, LTD.

FORM 10-K

Statement Regarding Forward-Looking Statements

All statements contained in this annual report on Form 10-K, other than statements of historical facts that address future activities, events or developments   are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management are subject to a number of risks and uncertainties that may cause actual results to differ materially.  Such risks include, among others, the following: international, national and local general economic and market conditions:  our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

Consequently, all of the forward-looking statements made in this Form 10 are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.  As used in this annual report on Form 10-K, unless the context requires otherwise, “we" or "us" or the "Company" means Yasheng Group.

PART I

ITEM 1.                 BUSINESS

Yasheng Group (YHGG) is a holding company that operates through seven subsidiaries “7 Agro Bases”, and twenty operating entities, to make up a group of leading producers of premium specialty agriculture products in China. We specialize in developing, processing, marketing, and distributing a variety of food products processed primarily from premium specialty agriculture products grown in North West China in 6 agricultural segments: Field crops, vegetables, fruits, special crops, seeds and poultry. We have been producing our premium specialty Agriculture products for over 20 years and some of our entities were founded over 40 years ago, to become the largest agriculture company in North West China.

Our primary product offering includes over 30 major agriculture products under 6 segments with the major products including: field crops: cotton, corns, barley, wheat, flax, alfalfa; vegetables: onions, potatoes, beet, and peas; fruit: apples, pears, apricots: specialty crops: hops, wolfberries, cumin, liquorices; seeds: black melon seeds, sunflower seeds, corn seeds, flax seeds; poultry: eggs.  We also produce many additional fresh fruits and vegetables which supply the local and provincial markets.

Our best selling products are derived from years of agriculture experience and over the years these products have grown to be distributed to high end markets all over China, including Hong Kong, with a growing demand internationally. The company has established a significant presence in supplying the demand for food products in China with long term contracts and cooperative relationships in meeting quality standards. The company has also established strategic distribution and processing partners and has its own distribution and processing abilities.

We generated approximately 12% of our revenues from field crop based products, 15% from vegetable based products, 46% from fruits, 14% from specialty crops, 12% from seeds, and 1% from poultry products and other products during fiscal year 2004.

While these products will remain our main source of revenue, we plan to further diversify our product mix and increase the processing volume to meet market demands. We also intend to establish new deep processing lines for the current product mix, which will allow us to develop high end by-products with the greatest growth potential, reaching new markets.

We also seek to increase efficiency by applying; new high breed strains, high tech growing techniques, modern processing and storage facilities, supported by modern logistics that maximize our products’ abilities to compete. Our vision has been to establish sustainable farms utilizing agro techniques that are beneficial not only to the consumer but also to the environment.

We sell our products through an extensive nationwide sales and distribution network covering 16 provinces and over 100 cities in China.  As of December 31, 2004, this network was comprised of over 100 major and 80 minor distributors. Our products are also sold directly to food processors as well as processed within our company and then resold to supermarkets, other distributors, or further processed into retail food products.  We also sell many of the products sold fresh within Gansu province as well as nationally to food processors, distributors, or directly through the supermarkets. Our customers are based primarily in China and include national and international leading companies such as KFC, McDonald’s, Tsingtao Beer, Yanjing Beer, and major supermarket chains.  Our products are also sold as feed for livestock, ingredients for Chinese traditional medicines as well as other important ingredients in the food industry.

Quality and safety are of primary importance to us.  We have established quality control and food safety management systems for all stages of our business, including raw material sourcing, producing, packaging, storage and transportation of our products.  We currently operate from our Agriculture Base and manufacturing facilities located in Gansu province stretching one end to the other, where an abundant supply of land, sunshine, water, natural environmental conditions, and transportation are available.

Our agriculture base is made up of both modern industrial farm and local farming operations with many types of processing lines.  The majority of farms use high tech irrigation allowing for water efficiency, reducing the presence of insects, therefore minimizing the need for heavy pesticides.

Our sales revenue decreased by 10% in the fiscal year ended December 31, 2004 to $542 million, from $605 million in the fiscal year ended December 31, 2003.  Net income decreased by 18% in the fiscal year ended December 31, 2004 to $49 million from $60 million in the fiscal year ended December, 2003.  Our gross profit for the fiscal year ended December 31, 2004 was 10% as compared to 19% for the fiscal year ended December 31, 2003.

Corporate History

Yasheng Group, a California incorporated holding company, was established in 2004 by GanSu Yasheng Salt Industrial Group, Ltd which was founded in November 1992. GanSu Yasheng Salt Industrial Group, Ltd is a super conglomerate with the major operations in China within the Agriculture, Biotech, and Chemical Industries with originally over 126 operating divisions.

ITEM 1.                 BUSINESS - continued

Corporate History - continued

In 2004 GanSu Yasheng Salt Industrial Group established Yasheng Group, a California Corporation to prepare for a listing on a U.S. public exchange, access international markets, and implement the company’s expansion plans. Gansu Yasheng Salt Industrial Group is an Agriculture, Biotechnology, and Chemical Conglomerate with established R&D and Educational Institutions in North West China and over 50 years of history in GanSu Province.

On July 16, 2004, we acquired 54% of the total issued and outstanding common stock of Nicholas Investment Company, Inc., a Nevada corporation, and later 100% of the common stock of Nicholas was eventually tendered before year's end.

Subsequent to the acquisition and pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, we elected to become the successor issuer to Nicholas Investment Company, Inc., for reporting purposes under the Securities and Exchange Act of 1934, and elected to report under the Exchange Act effective July 16, 2004.

Due to a lack of the PCAOB certified auditor, on September 6, 2006,  we filed Form 15-12g, required by Rules 12g-4, 12h-3 and 15d-6 of the General Rules and Regulations under the Securities Exchange Act of 1934.  We are in the process of bringing all of our quarterly and annual reports current.

Corporate Structure

Yasheng Group is a U.S. Corporation, which was invested and established by Gansu Yasheng Salt Industry Group Ltd. in January 2004.   The Company Name is Yasheng Group, Ltd., which is an overseas company, approved by the Chinese Ministry of Commerce and other PRC regulatory agencies.

Address:1450 Oddstad Drive, Redwood City, CA 94063

We have 7 directly owned operating subsidiaries in China:

1. Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd.
Gansu Baiyin Agriculture and Reclamation Company – Cement Factory
Gansu Agriculture & Reclamation Seeding Co., Ltd.
Jingtai Tiaoshan Jialv Hops Co., Ltd.
Jingtai Tiaoshan Kexing Forest & Fruit Co., Ltd.
Jingtai Tiaoshan Shuangfeng Agricultural Co., Ltd.
Jingtai Tiaoshan Xinglong Forest & Fruit Co., Ltd.
Jingtai Tiaoshan Poultry Cultivation Co., Ltd.
Jingtai Tiaoshan Yafei Forest & Fruit Co., Ltd.
Jingtai Tiaoshan Yuanfeng Agricultural Co., Ltd.
2. Gansu Xiaheqing Industrial Co., Ltd.
Jiuquan Qingsheng Agricultural Trading Co., Ltd.
Jiuquan Hongjian Agricultural Trading Co., Ltd.
Jiuquan Bianwan Agricultural Trading Co., Ltd.
Jiuquan Xiaheqing Lvxing Greenstar Hops Co., Ltd.
Gansu Xiaheqing LvJia Hops Co., Ltd.
Jiuquan Maiguan Hops Co., Ltd.
3. Gansu Jinta Yongsheng Agricultural Development Company
4. Gansu Hongtai Agricultural Technology Co., Ltd.
5. Gansu Jinta Yuantai Commercial Trading Co., Ltd.
6. Gansu Jinta Hengsheng Agricultural Development Co., Ltd.
7. Gansu Jinta Xingsheng Industrial Co., Ltd.

Additional information on our subsidiary companies

1. Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd.

Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd is located in Jingtai County, Baiyin City, Gansu Province, founded in 1997 with a total of 7676 employees and over 160th mu arable land. Its subsidiaries include a seed company, Jialv Hops Co., Shuangfeng Agricultural Co., Xinglong Fruit Co., Livestock and Poultry Breeding Co., Yafei Fruit Co., Yuanfeng Agriculture Co., Baiyin Cement Co. Tiaoshan Group mainly grows, processes and sells products such as cotton, corn, barley, wheat, potatoes, beet, apple, pear, apricot, medlar, flax seeds, black seeds, sunflower seeds, corn seeds, eggs, agricultural cement etc.  The Tiaoshan Brand fruits have won numerous national and provincial awards as well as the Chinese Prestigious Product Award; the Tiaoshan Brand white wine series have been recognized as a Gansu Province Famous Trademark, have won the First Gansu Famous Brand Award, and have won Gold Prizes in many national and international competitions; its potato, apricot, crispy pear, and Fuji apple have been granted organic food status by the China Organic Food Development Center; the TiaoShan Group is certified as an A level national production base for organic food and fruits; the Group is recognized by the Ministry of Agriculture as one of the demonstration farms and quality-trace experimental enterprises for environment-friendly agricultural products.

ITEM 1.                 BUSINESS - continued

Corporate Structure - continued

Gansu Baiyin Agriculture and Reclamation Company – Cement Factory The factory (formerly the state-owned Tiaoshan Farm Cement Plant) currently employs 110 staff. Its main product includes the "Tiger-Hunting Mountain" brand class 42.5 and class 32.5 R level ordinary Portland cement, with an annual capacity of 72,000 Tons. The class 32.5 R level ordinary Portland cement has passed the ISO9001 quality system authentication and has been sold to many places such as Lanzhou, Qinghai, Ningxia, and Inner Mongolia. Over the years the factory has enhanced its technological expertise through continuous product development and the introduction of advanced equipment and technologies. Microcomputer technology and automation control devices have been used on all fronts. The production model has been known for the following characteristics: low in consumption, high in production, high quality, and environment- friendly. The factory has in place a complete and thorough quality testing system, a well designed and executed testing procedure, and is known for its stable product quality. The plant has received many honors and awards including the "Gansu Province Cement Industry Superior Quality Enterprise" title.

Gansu Agriculture & Reclamation Seeding Co. Ltd. was established in June 1998 and is an implementation unit for World Bank's seeding-commercializing loan project. It is a medium-size enterprise that integrates production, processing, sales, storage, and scientific research. It was registered in Jintai County with a registered capital of 11.26 million Yuan. The company engages in activities such as crops, flowers and plants, forage grass seed, technical consultation and information service, training, production technology guidance, and agricultural chemicals. The company currently employs 42 professional technicians including 4 with senior-level certification. The company has a quality control department, a sales department, a production field, a potato research institute, and a seed processing factory (with a processing capability of 12,250 tons per year and 5 tons per hour). In 2006 the company invested 2 million Yuan and completed a baking facility of 500 tons per batch. The seed product sells nationally to more than ten provinces and cities and exports to Japan. The company always takes great pride in pursuing the "quality and credibility first" principle and puts great emphasis on technology and innovation. In 2002 the company won award as one of the Top-10 enterprises in Gansu for seed quality. In 2003 the company passed the ISO9001-2000 authentication on quality control and the ISO14001 authentication on environment governance. The company's product quality has improved continuously while becoming more effective and more environment-friendly. Naturally, it has enhanced the company's overall profit capability.

Tiaoshan Jialv Hops Co., Ltd. was founded in 1982 and for the next 20 years or so mainly engaged in the production of hops. From 1989 to 2001, the company enjoyed success thanks to a rising market and fine product quality. From 2002 to 2004, the company started to lose market share and customers to other farms in the west due to poor hops quality. In 2005, the company has plans to shut down all hops production and switch to large scale field industrial cultivation.

Tiaoshan Kexing Forest & Fruit Co. was established in June, 1998 as part of the Tiaoshan Group, one of Ministry of Agriculture's first experimental modern enterprises. The Tiaoshan Group is a large scale agriculture and reclamation enterprise specializing in organic products. The Group engages in multiple sectors with many products and different structures. The Tiaoshan Group is located in Jintai County and can be conveniently accessed from Baiyin, Lanzhou, or Yinchuan. It is an A level national production base for organic food and fruits with  nearly 100,000 Chinese acres of land. The Kexing Company is primarily a fruit production enterprise. The company's mission is to enhance the enterprise's efficiency and improve employees' benefit. Its main products are apricot, apple, and pear. The company has passed the ISO14001 authentication. It currently has 54 regular employees including 17 in management or technical roles.

Tiaoshan Shuangfeng Agricultural Co. Ltd. Shuangfeng was formerly the No. 2 sub-farm of Tiaoshan, which was originally established in 1972. In 1998, the farm was revitalized and Shuangfeng was officially founded. The company is located near the edge of the Tengger desert and can be easily accessed from Gansu, Qinghai, and Ningxia. It is 171 km north of Lanzhou and enjoys convenient road/railway transportation. Currently the company owns 55,000 Chinese acres in land, has a staff team of 591 people including 12 technical personnel. The company's main products include seeding corn, seeding wheat, and potato. It has a financial department, 3 production groups, and one forestry team.

Jingtai Tiaoshan Xinglong Forest & Fruit Co., Ltd. The company, founded in 1998, currently has 4,210 Chinese acres in fruits plantation and 331 family farm households. The company was formerly the No. 4 sub-farm of Tiaoshan Farm. The company is a forest fruit production enterprise that specializes in the production of high-quality pear. The company's mission is to improve enterprise efficiency and employee benefits at the same time. Main products include apricot, apple, and pear. In 2002, the company developed 758.2 Chinese acres in high-quality pear and 701.9 Chinese acres in high-quality apricot. In 2004 it developed 879.9 Chinese acres in high-quality pear. Since then, the company has enjoyed tremendous growth. The fruits production has improved from 2,000 kg per Chinese acre in the 90's to a current level of 3,000 kg. High-quality rate also improved from 50% to a current level of 80%. The company has a great staff team who understands both production and operations and has laid a good foundation for future growth.

Jingtai Tiaoshan Poultry Cultivation Co., Ltd. The poultry company, established in 1985, currently owns 6 egg hen houses and 4 nurturing houses. The company mainly raises laying hens, and there are 2 major varieties, hailan and haisai. Both produce red-skin eggs.

Jingtai Tiaoshan Yafei Forest & Fruit Co., Ltd. The company engages mainly in the processing and sale of fruits. It is one of the A level national "organic fruit" production bases.

ITEM 1.                 BUSINESS - continued

Corporate Structure - continued

Jingtai Tiaoshan Yuanfeng Agricultural Co., Ltd. The company is a medium-size modern agricultural enterprise that integrates production, operation, and sales. It is one of the demonstration bases nationally for environment-friendly agricultural products. The company has passed the ISO14001 environment management system authentication. Its main products include corn breeding, processing onion, and sweet corn. The national organic food development center has certified many of Yuanfeng's products as "organic food".

2. Gansu Xiaheqing Industrial Co., Ltd.

Gansu Xiaheqing Industrial Co., Ltd. is located in Xiaheqing District, Jiuquan City, Gansu Province. Founded in 1999 with a total of 4037 employees and over 20th mu arable land. Its subsidiaries include Qingsheng Rural Firm, Hongjian Rural Firm, Bianwan Rural Firm, Green Star beer raw materials Company, Lvjia hops company, Maiguan beer raw materials Company. Xiaheqing mainly grows, process and sell products such as cotton, corn, malt, onions, potatoes, sugar beet, hops and corn seeds etc.

Jiuquan Qingsheng Agricultural Trading Co., Ltd. Qingsheng was founded in 1999 as a limited liability company with a registered capital of 800,000 Yuan. The Xiaheqing Industrial Co. Ltd. was responsible for 98% of the initial capital with an investment of 784,000 Yuan, and the remaining 2% came from the staff. The company is located near the 312 federal highways and mainly engages in the cultivation and sales of crops. The company is an independent legal person. Currently, the company owns 10,000 Chinese acres in land including 6,980 in cultivated land, 500 mu in forest, and 260 mu in fruits. Through the years, the company has completed the construction of many infrastructural facilities. It has 43 mechanical wells and 200 square meters in office space.

Jiuquan Hongjian Agricultural Trading Co., Ltd. The company was founded on August 23rd, 1999 with a registered capital of 500,000 Yuan. It mainly engages in the development and sales of agricultural and subsidiary products including poultry cultivation.

Jiuquan Bianwan Agricultural Trading Co., Ltd. Bianwan, formerly a state-operated farm, was founded in 1956 as part of the Gansu Agriculture and Reclamation Group. In 1971 it merged with the Xiaheqing farm and then in 1997 further merged with the Yasheng Group. In 1998 it became the Jiuquan Bianwan Agricultural & Trading, a limited liability company. Bianwan is located at 88 Jiuguo Road, about 12 km north of Jiuquan City. It has a total land of 65,000 Chinese acres. Of the 2,545 Chinese acres arable land, 1,465 grow hops. It has a total population of 600 including 224 employees and 5 technical staff. The company has 2 stations for hops, one field team, a finance department, and a security office. Currently the company's assets totals 11.647 million Yuan and annual output totals 5.67 million. Bianwan is located at the suburb area of Jiuquan where the transportation is convenient and the environment is very pleasant. The local climate is considered very suitable for crops breeding and plantation. It is indeed an ideal place for agricultural development. The company's main products include hops, brewer's barley, cotton, safflower and onion. The hops produced here has enjoyed great reputation nationally known for its world-leading quality and high output. The company has become a long-term supplier for the Qingdao Beer Group, the Yanjing Beer Group and some other beer manufacturers. The company has gained valuable experience and expertise in developing and cultivating hops for more than 20 years, thus making it Bianwan's most dominant product. Meanwhile, the company takes great pride in the implementation of advanced technology. In 1998, the company introduced from Israel the most advanced drip irrigation equipment and technology. By introducing some of the best-selling variety of hops and having a state of the art processing facility, the company has greatly improved its prestige and competitiveness in both domestic and international market.

Jiuquan Xiaheqing Lvxing Greenstar Hops Co., Ltd. formerly a hops farm, specializes in the cultivation and processing of hops. With the blessing of an ideal local climate, the company has become the largest hops production base in Gansu with 3,229 Chinese acres of cultivation field and an annual output of 550 Tons. The company uses patterned cultivation and standardized procedure in managing the hops field. Hops produced here are known for their body, color, fragrance, purity, moisture, high formic acid level, and packaging. The company has won many awards including the National Science Committee Advanced Technology Award.

GanSu Xiaheqing-Lujia Hops Co. Ltd. The company is located about 45 km east of the Jiuquan city, near the 312 federal highways. It specializes in the production of pellet hops. The company was founded through a joint investment from the Xiaheqing Industrial Co. Ltd. and the Xinjiang Lujia Hops Co. Ltd. with a registered capital of 6.56 million Yuan. The company, which was founded on April 10, 2001, currently employs 14 staff and owns the most advanced hops pellet production line in the nation. The company takes pride in its quality hardware/software equipment and advanced testing technology. It is one of the more influential high-tech enterprises nationally in the hops cultivation and processing field with an annual production capacity of 3,000 Tons.

Jiuquan Maiguan Hops Co., Ltd. The company is located 43 km east of the Jiuquan city and near the 312 federal highway. Convenient transportation access, suitable local climate, along with fertile soil, makes it an ideal place for the production and processing of malting barley. The company specializes in the processing and sales of malting barley. Production was first started in 1995 with an annual capacity-by-design of 10,000 tons. The company enjoys strong technological expertise and uses the Sa Latin germinating box and high-efficiency monolayer oven for production. Currently the company has 29 staff including 8 technical personnel. Products are known for their fine quality as the company diligently carries out the "Industrial Product Quality Responsibility Standards" with a comprehensive quality control process. All quality indicators have achieved the superior grade stipulated by QB-1686-93 standard. In September 2001, the company won the Gansu Industrial Enterprise Quality Assurance Certificate; in November 2001, it was voted "Quality Confidence Brand" by the China Quality Examination Association; and the company has won many other awards and prizes from organizations such as the China Technology Supervision Information Association and the Gansu Provincial Industrial and Commercial Administration Bureau.

ITEM 1.                 BUSINESS - continued

Corporate Structure - continued

3. Gansu Jinta Yongsheng Agricultural Development Company

Gansu Jinta Yongsheng Agricultural Development Company is located in Jinta County, Jiuquan City, Gansu Province, founded in 1996 with a total of 1414 employees.  Yongsheng mainly grows, processes, and sells products such as cotton, onions, apples, pears, apricots, sunflower seeds etc. This company also engages in the following products and activities: grain and grain products, the hops, cooking oil, cultivation and processing of licorice; traditional Chinese medicine; chemical fertilizer, agricultural membrane, retailing of agriculture machinery; lubricant oil.

4. Gansu Hongtai Agricultural Technology Co., Ltd.

Gansu Hongtai Agricultural Technology Co., Ltd. is located in Gao Tai County Zhangye City, Gansu Province, founded in 1999 with 1718  mu arable land. Hongtai mainly grows, processes and sells products such as cotton, corn, barley, onions, potatoes, apples, pears, apricot, wolfberry, cumin, licorice, etc. Hongtai was founded in 2001 as a limited liability company with a registered capital of 8.18 million Yuan. The company mainly engages in the development and sales of grain crops, oil-bearing crops, Chinese medicine, livestock, hollow brick, flour and starch, hardware, chemical production, general merchandise, building materials.

5. Gansu Jinta Yuantai Commercial Trading Co., Ltd.

Gansu Jinta Yuantai Commercial Trading Co., Ltd is located in Jinta County, Jiuquan City, Gansu Province, founded in 1999 with a total of 160 employees.  The company mainly grows, processes, and sells products such as barley etc. This company is also a commercial enterprise that engages in the buying and selling of agricultural and subsidiary products as well as the supply of agricultural production materials. During the season, the company sends representatives to places such as Jiuquan, Zhangye, and Wuwei to set up purchasing/sales centers. Annual average purchase of brewer's barley is about 10,000-30,000 tons; annual purchase of chemical fertilizers and other materials is about  30 tons.

6. Gansu Jinta Hengsheng Agricultural Development Co., Ltd.

Gansu Jinta Hengsheng Agricultural Development Co., Ltd is located in Jinta County, JiuQuan City, Gansu Province, founded in 1996 with a total of 1606 employees .  Hengsheng mainly grows, processes and sells products such as cotton, soybeans, onions, potatoes, apples, pears, apricot, hops, black seeds, etc. The company was founded in 2001 with a registered capital of 2.38 million Yuan. It engages mainly in the processing and retailing of agricultural and subsidiary products. It also produces products including, livestock, retailing of agricultural and subsidiary products, licorice, chemical fertilizer, agricultural membrane, machinery, lubricant, and traditional Chinese medicine.

7. Gansu Jinta Xingsheng Industrial Co., Ltd.

Gansu Jinta Xingsheng Industrial Co., Ltd is located in Jinta County, Jiuquan City, Gansu Province, founded in 1996 with a total of 1605 employees and 30th mu arable land. Xingsheng mainly grows, process and sell products such as cotton, alfalfa, barley, onions, peas, apples, pears, apricot, black seeds etc. This company established in 1996 with a registered capital of 2.88 million Yuan. It specializes in the processing and retailing of agricultural and subsidiary products. The company's main products and activities include the following: grain and grain products, hops, cooking oil, livestock products, agricultural and subsidiary products, farming equipment and machinery, mechanical and electrical products, building materials, wholesale and retailing of hardware’s and home appliances; cultivation, processing, and sale of hay; brick manufacturing and sale; chemical fertilizer, agricultural membrane, coal supply; traditional Chinese medicines.

Our Opportunities

We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

Our adjustment of agricultural structure and improvement of the quality of agricultural products have promoted the comprehensive development of the agricultural economy. Planting structure has also been continuously optimized which has developed from traditional agriculture to cash crops. The production of the cash crops such as cotton, oil, sugar, hemp, fruits, vegetables and other crop production have relatively access to rapid development. The main agricultural products concentrate on the predominance-areas is speeding up and the level of quality of the agricultural products has been further enhanced.

Our strong risk prevention system of modern agriculture; the foundation of agriculture remains weak which is still a high-risk and vulnerable industry. Its ability to resist various risks also should be strengthened.   We have completed the transformation from traditional agriculture to modern agriculture, and intensive production has been achieved.   We can not only resist the traditional natural hazards and resources risk, but can resist the risks such as decision-making, market, technology and management.

ITEM 1.                 BUSINESS - continued

Corporate Structure - continued

Our Company has the characteristics of advanced level of modern agricultural technology, a high degree of organization, a large market capacity and yield good economic returns. Its ability to compete is much better than the traditional agriculture.  The application of agricultural techniques such as biological husbandry, genetically modified agriculture, and water-saving irrigation, has increased agricultural single rate and quality.

Our Company can ensure sustained and stable growth of modern agriculture in the aspects of capital, technology and manpower, and can speed up the process of industrialization of modern agriculture and export-oriented operations and can also enhance its international competitiveness.   The development of our Company can adapt to China's development direction of agricultural policy.  Based on the amount of our own funds each year, the Agricultural Development Bank of China can provide partial supporting funds.

The operating mode of modern agriculture in our company has reached to advanced domestic level in the aspects of policy arrangements, institutional design, coverage, as well as large farms covering small farms and processing enterprises linking the farming households.   We have set up and amplified a sound modern agricultural operation system of being perfect structure, being clear in job responsibility, running quite efficiently, multilevel operating, multi- channel supporting and multi-level responsibility sharing.

Local, provincial and national long term relationships have been a key advantage for the company as they have established long roots in Northwest China.   Our ability to take on challenges, implement large scale projects, and produce national leading products have brought much respect and confidence by the governmental and other business leaders in China.   The Company has been honored as one of the top leading industrial companies in China thereby receiving preferential policies and most favored abilities to take on new projects promoted by the Central Government.

The Climate of Northwest China plays a key role in the competitive advantage for us. The long days of sunshine, low humidity, temperature difference between day and night, and aerated soil, all contribute to the production of quality products of size, flavor, and nutritional value.   Most products are grown organically and contain no pesticides.  These favorable climate conditions lower cost of production because the use of pesticides or heavy fertilizers in not needed.  An additional climate factor is low industrial complex and population in Gansu lowers the impact of pollutants on the environment.

Our extensive sales and distribution network allows us to reach a wide range of customers all over the nation.   As of December 31, 2004, we had 100 regional distributors in 16 provinces.  Our distributors sell our products through their own network in the region to their various customers, including food processors, supermarkets and wholesale stores.  We have a stable and effective group of distributors who helped to sell our products all across China and internationally.

Our management team has extensive operating experience and industry knowledge.  Changsheng Zhou, our Chairman and Chief Executive Officer, has over 30 years of experience in the agriculture industry.   Our senior management staff has extensive local industry experience combined with international experience.   We believe that our management team’s experience and capabilities have contributed greatly to our significant growth in the past years.

In addition the drip irrigation also allows for the most efficient water application keeping the cost down. Ground and run off water come from the upper reaches of the Yellow River or Qilian Mountain glaciers therefore lowering the impact of pollution coming into the water table. Gansu Province has a direct water source and is not downstream from neighboring industrial provinces.

Sales and Marketing Analysis

An Overview of China’s Agriculture Climate

China is a country with a large population and limited arable land. China has only seven percent (7%) of the global arable land, but feeds one-fifth of the world's population.

Over the past 25 years, the Chinese agricultural sector has been fundamentally restructured. Agricultural production and farm household income has grown rapidly, due to a large extent to agrarian reforms undertaken by the government. Beginning in 1978, a series of institutional reforms significantly transformed a collectivized planned agricultural sector into something resembling a capitalist structure. The crucial milestones have been the abolition of the communal property base, the introduction of the household contract responsibility system, price and market liberalization, the revision to the Land Administration Law in 1998, and, most recently, China’s admission to the World Trade Organization (WTO).  The farm household correspondingly has become an active agent in the marketplace in contrast to a passive production unit in the planned economy.

ITEM 1.                 BUSINESS - continued

An Overview of China’s Agriculture Climate - continued

There are many types of land resources in China, however, with more mountainous and less plain. The area of mountains, hills and plateaus accounts for 66% of the country's total land area, the ground accounting for 34%. At the same time, semi-arid and arid areas account for a significant proportion, more than 50% of the national land area.

Issues Facing China

China agriculture produces enough food supply to feed the country with a large population but less arable land. With only seven percent (7%) of the world's cultivated land, China has to feed one fifth (1/5th) of the world's population. Therefore, China's agriculture is an important issue and draws wide attention of the world. Some foreigners once raised the question, "Who will feed China?" China's leaders and agriculture experts' reply was, "We Chinese will feed ourselves."

This sector has developed rapidly since reforms in the rural areas began in 1978. The major reforms were: the household contract responsibility system, which restored to the farmers the right to use land, arrange farm work, and to dispose of their output; canceling the state market monopoly of agricultural products, and of price controls over most of agricultural and ancillary products; abolishing many restrictive policies, allowing farmers to develop diversified business and set up township enterprises so as to fire their enthusiasm for production. The reforms emancipated and developed rural productive forces, promoted the rapid growth of agriculture - particularly in grain production - and the optimization of agricultural structure. The achievements have been remarkable.

In the 1990s, China's agriculture and rural economy faced unprecedented difficulties and challenges. But development momentum maintained fairly good nonetheless, with most products in surplus and supply and demand basically in balance every year. The year 2004 was a turning point, with grain production of 469.47 million tons, reversing a five-year decline. Now China leads the world in output of grain, cotton, oil plants, fruit, meat, eggs, aquatic products and vegetables

Markets

We specialize in cultivating, processing, marketing, and distributing a variety premium specialty agriculture product grown in North West China. Our product portfolio is diverse within a broad range of industries. The company is organized within eight (8) agricultural segments and products are sold within eight (8) market segments.

The majorities of our products are classified as “Green Food”, and reach PRC and international quality standards. Through our R&D department, we continue to raise quality and standards as well as develop new products.   We have the ability to adapt to industry trends and market factors with a flexible product portfolio.  Our diverse product portfolio includes perishables and processed foods sold in volume, repackaged into units, or sold directly to consumers in local markets. We also produce main staples for animal feed, fertilizers, and agro industry products such as edible oils, or bio-construction materials. We also grow many fresh fruits and produce which supply the local and provincial markets.

Product Offering

Eight Market Industry Segments; Strategic Commodities, Institutional Contract Growing, Consumer Direct Wholesale Markets, Domestic & Export Agro Distribution, Animal Husbandry, Agro Business, Medical & Biotech, Alternative Energy

Eight Agricultural Segments: crops, vegetables, fruits, special crops, seeds, Husbandry, Agriculture Business Materials, Alternative Energy Bio Mass Field Primary Product Offering: Our primary product offering includes over 30 agriculture products under 6 segments with the major products including; Field Crops: Cotton, Corn, Barley, Wheat, Flaxseed, Alfalfa. Vegetables: Onion, Potato, Beet, Pea. Fruit: Apple, Pear, Apricot. Specialty Crops; Hops, Wolfberry, Cumin, Liquorices. Seeds; Black Melon Seeds, Sunflower, Corn Seed, Flax Seed. Poultry; Eggs.

Eight (8) Industry Segments

Strategic Commodities are produced to supply domestic demands. These products are sold directly to a network of Local, Provincial, and National purchasing houses based on the current global market price managed by the PRC agriculture department. The products are then resold to processors for use in different industries.

Institutional Contract Growing is a large part of the company’s business model. Institutions and large food and beverage processors establish long term contracts to grow products that meet the processors needs and standards.   We work closely with processors to establish demands and assure quality for long term contracts.

Consumer Direct Wholesale Markets purchase the companies perishable fruit and produce to sell to the public. These products are sold directly as well as through small distribution companies and sold on a locally, provincially, and nationally.

ITEM 1.                 BUSINESS - continued

Eight (8) Industry Segments - continued

Domestic & Export Food Distribution companies pre-arrange volume purchase contracts for fresh and processed products of Yasheng. These products are distributed to high end markets such as Hong Kong, other coastal cities, and export. The products are then sold to the public through supermarkets and or sold to food processors.

Animal Husbandry segment primarily produces products to be sold fresh and or packaged to wholesale food markets for resale to consumers.

Agro Business products are cultivated and resold in volume to feed and fertilizer processors. The company utilizes many other Agro waist materials to produce fertilizers, animal feeds, and other agro materials used internally.

Medical & Biotech companies purchase Chinese herbs and other medicinal agriculture products Yasheng produces in volume for processing into drugs, vitamins, and other nuetraceuticles.

Alternative Energy products have been underdevelopment within Yasheng R&D department. The company has the ability to cultivate products which wasted foliage can be utilized as bio mass for bio-friendly products such as bio molds, bio plastics, etc. The company also possesses the ability to create bio fuels such as natural methanol animal waste and ethanol.

Sales, Marketing and Distribution Programs:

Production Development, Marketing, and Sales Coordination

Our Business Development, Marketing, and Sales team is made up of staff at the local, provincial, domestic and international level. Our business development team works directly with intuitional buyers and coordinated production. Marketing and sales teams in different regions adapt strategies to the regions needs as well as interface with customers, business development, and directly to production bases. We have established customer direct communications with production bases with institutional buyer to ensure quality control, tracking, and delivery.

Sales Channel and Distribution Network

Products are sold directly to buyers and distributed domestically and for export through food suppliers.  We also belong to the strategic commodities distribution network as a preferred supplier.   We take pride in the long term relationships it has established for a consistent flow of product with continued product satisfaction. A major portion of the company’s business is contract growing for institutional food and beverage processors and sold directly to processors.

We currently sell our products to both distributors and direct customers across 16 provinces in China including: Gansu, Shanxi, Beijing, Shandong, Liaoning, Guangdong, Tianjin, Shanghai, Ningxia, Qinghai, Hebei, Inner Mongolia, Xinjiang, Jilin, Hubei and Guizhou, etc. By December 31, 2004, we have 184 distributors and 28 direct customers in China. Our company exports the products indirectly through the Chinese companies with Import and export qualification. For example, Gansu Agricultural Reclamation and Export Corporation and Gansu provincial level import and export company etc.

Our distributors sell our products to their various customers, including food processors, supermarkets and wholesale stores. We typically enter into a one-year contract with each of our distributors at the beginning of the year.  We believe we maintain stable relationships with our distributors, and many of them have been our distributors for more than three years. No customer or distributor accounted for more than 10% of our total revenue in fiscal year 2004.

Principal Suppliers for resale

During the 12 months ended December 31, 2004, we derived a substantial portion of our products for resale from many  suppliers in GanSu & Northern China, valued at approximately US$150 million. Dependence upon a limited number of suppliers poses business risks, which is one reason why we have a diverse choice of vendors for our operations. These suppliers make up seed, animal feed, fertilizer, agro business materials, construction materials, technology companies, & many other related agriculture industry supplies companies.

Competition

Since we are the largest agriculture company in Northwest China, and provide premium quality products to the market, we face little direct competition from Northwest of China. Most of our competitors are smaller-sized local farms or medium size food processing companies. Compared to these competitors, we believe we have more diversified products, higher production capacity and greater resources as well as long term strategic relationships with national customers. We are designated as a national strategic supplier of commodities and supported with long term contracts with major institutions.

ITEM 1.                 BUSINESS - continued

Competition - continued

Finding a competition model is difficult because our company product portfolio is very diverse across six (6) agro and food industry segments. Our business model is unique in the way that our agro bases cultivate, process, & distribute many products but also produce many by-products.

We do expect to see more competition to come from overseas as the WTO opens up the market to foreign competition. We also foresee with foreign and domestic investment into medium enterprises, more competition from niche enterprises focusing on high end segments.

Some of the major Chinese agriculture companies, such as Chaoda, continue to diversify their product portfolios focusing on related industries of our Company. We also are in competition from:

COFCO is many things, among them a food importer and exporter and a bottler for Coca-Cola products in mainland China. The company holds a monopoly on mainland China's grain trade, but COFCO's interests are diversified to include tea, wine, edible oils, canned food, confectionery, ingredients, livestock and meat, hotels, packaging, real estate, and finance. Nine major divisions and more than 30 subsidiaries offer brands including Fortune edible oils, jellied candies, Jojok meat, Great Wall wines, the Gloria Hotel Group, and Le Conte chocolate. COFCO is owned by the Chinese government.

China Grains and Oils Group (CGOG) processes and sells a variety of grain and oil products. Its activities include grain, oil food, and feedstuff processing, and domestic and international distribution of various food products. The company operates through some 21 subsidiaries that distribute wheat, corn, rice, oil and fat, oilseeds, coarse grain, and beans, among other products. CGOG sells to international customers in the US, Europe, Japan, and throughout Southeast Asia. The company is state-owned and under the administration of China's Assets Supervision and Administration Commission.

Competition Analysis

Since we are the largest agriculture company in Northwest China, and provide premium quality products to the market, we face little direct competition from Northwest of China. Most of our competitors are smaller-sized local farms. Compared to these competitors, we believe we have more diversified products, higher production capacity and greater resources.

Competitive Position

All of our existing operations and manufacturing are located in the North West of China.  We benefit from the favorable operations and manufacturing environment in the North West of China that allows leverage of lower labor rates and lower raw material costs for most of the company’s products compared to other areas in China and the world.  The access to China’s operational and manufacturing environment advantages is the main competitive advantage for the company.  The economies of scale play an important role in the company’s products competitiveness in the market place.  We control vast land and natural resources that are integrated and utilized in the production of all company products.  This is an important factor in keeping competitive in the markets served.  The ongoing addition and implementation of state-of-the-art production and manufacturing technology – for both agricultural and industrial products – provides a buffer between us and competition for the majority of the company’s products.  Utilizing the most current production and manufacturing technology assures high quality and cost effective product

Competitive Advantages

We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

Industry Trend Flexibility

Our company’s adjustment of agricultural structure and improvement of the quality of agricultural products have promoted the comprehensive development of the agricultural economy. Planting structure has also been continuously optimized which has developed from traditional agriculture to cash crops. The production of the cash cops such as cotton, oil, sugar, hemp, fruits, vegetables and other crop production have relatively access to rapid development. The main agricultural products concentrate on the predominance-areas is speeding up and the level of quality of the agricultural products has been further enhanced.

Scale advantage over local competitors

The PRC agriculture market currently is highly fragmented. We are larger than our domestic competitors when considering the companies large diverse product portfolio, vast amounts of land under cultivation & abilities for industrial scale production volumes. This provides us with many competitive advantages, including the resources to ensure high quality products and better controls to secure consistent and reliable supplies to large customers.  Our scale and increasing nationwide market exposure supports development of our brand name.

ITEM 1.                 BUSINESS - continued

Risk Prevention

While we have a strong risk prevention system of modern agriculture, the foundation of agriculture remains weak which is still a high-risk and vulnerable industry.  Our ability to resist various risks also should be strengthened.  We have completed the transformation from traditional agriculture to modern agriculture, and intensive production has been achieved. We can not only resist the traditional natural hazards and resources risk, but can resist the risks in decision-making, market, technology and management.

High Tech Agriculture Abilities

We have the characteristics of advanced level of modern agricultural technology, a high degree of organization, a large market capacity and yield good economic returns.  Our ability to compete is better, we believe, than the traditional agriculture companies. The application of agricultural techniques, such as biological husbandry, genetically modified agriculture and water-saving irrigation, has increased agricultural single rate and quality.

In line with PRC Agriculture Development Policies

We can ensure sustained and stable growth of modern agriculture in the aspects of capital, technology and manpower, and can speed up the process of industrialization of modern agriculture and export-oriented operations and can also enhance its international competitiveness. The development of our Company can adapt to China's development direction of agricultural policy. Based on our own funds each year, the Agricultural Development Bank of China can provide partial supporting funds.

Successful Operating Mode

The operating mode of modern agriculture in our Company has reached advanced domestic level in the aspects of policy arrangements, institutional design, coverage, as well as large farms covering small farms and processing enterprises linking the farming households. Our company has set up and amplified a sound modern agricultural operation system of being perfect structure, being clear in job responsibility, running quite efficiently, multilevel operating, multi-channel and multi-level responsibility sharing.

Long Term Relationships

Local, provincial and national long term relationships have been a key advantage for the company as they have established long roots in Northwest China.  Our ability to take on challenges, implement large scale projects, and produce national leading products have brought much respect and confidence by the governmental and other business leaders in China. We have been honored as one of the top leading industrial companies in China, therefore receiving preferential policies and most favored abilities to take on new projects promoted by the Central Government.

Geological Agro Advantages

The Climate of Northwest China plays a key role in our competitive advantage. The long days of sunshine, low humidity, temperature difference between day and night, and aerated soil, all contribute to the production of quality products of size, flavor, and nutritional value. Most products are grown organically and contain no pesticides. These favorable climate conditions lower cost of production because the use of pesticides or heavy fertilizers in not needed. An additional climate factor is low industrial complex and population in Gansu lowers the impact of pollutants on the environment.

Extensive Sales and Distribution Network

Our extensive sales and distribution network allows us to reach a wide range of customers all over the nation. As of December 31, 2004, we had 100 major regional distributors in 16 provinces. Our distributors sell our products through their own network in the region to their various customers, including food processors, supermarkets and wholesale stores. We have a stable and effective group of distributors who helped to sell our products all across China and internationally.

Experienced Management Team

Our management team has extensive operating experience and industry knowledge.  Changsheng Zhou, our Chairman and CEO, has over 30 years of experience in the agriculture industry. Our senior management staff has extensive local industry experience combined with international experience. We believe that our management team’s experience and capabilities have contributed greatly to our significant growth in the past years.

ITEM 1.                 BUSINESS - continued

High Tech Irrigation Techniques

In addition the drip irrigation also allows for the most efficient water application keeping the cost down. Ground and run off water come from the upper reaches of the Yellow River or Qilian Mountain glaciers therefore lowering the impact of pollution coming into the water table. Gansu province has a direct water source and is not downstream from neighboring industrial provinces.

Significant barriers for new competitors

We have spent the past three decades investing significant resources to acquire land, build infrastructure, research and development to grow its business. A new competitor would need to acquire large tracts of land within the same geo agro conditions we have to develop the same type of diverse product line. The new competitor would have to deal numerous local and provincial government agencies and current land tenants to secure leases and land use rights needed for large scale operations. If the competitor was able to secure the land, it would need a substantial amount of time, investment, and resources to bring operations up to our capacity. It would also take a lot of time to reach profitable operations.

Intellectual Property

The following patents are material to protecting our products and processes.  Chinese patents have a term of 20 years, United States patents have a term of 17 years and European patents have a term of 20 years.

Patents

Title	Pat. #	Issued
Preparation method of natural carotene	ZL95 1 15709.4	12/3/1999

Trademarks

The company has five trademarks, "YASHENG"  , "TIAO SHAN", "XIA HE QING" " LV JIA "and the  "XING WEI ".

Environmental Matters

Our farms are mainly located in Gansu Province in China. The terrain in Gansu Province is long and narrow with very different geomorphologic landforms. The annual average rainfall is 100-300 mm with long hours of sunshine and sandy land. The irrigation water mainly comes from the Yellow River and the glaciers mineral waters of the Qilian Mountains.  The soil and climate in Gansu Province are very suitable for the growth of potatoes, watermelons, tomatoes, barley, hops and orchards and other crops. As a result of low humidity in the air and large temperature difference between day and night. Such special climatic conditions not only reduce the occurrence of plant diseases and insect pests, but also increase the sugar density and starch accumulation in the fruits and crops of various types, resulting in producing high quality products.

As a result of global climate change, expected by 2020, it shows an up trend of temperature and rainfall. Precipitation across the province shows a consistent increasing trend, which will increase by 0.82% ~ 7.63%, among which Jiuquan in the eastern part of the Province experiences more obvious increase in precipitation with an increase of 6% ~  7.63%. Temperature in all parts of Gansu Province will be higher. The increased rate of the temperature is increasing slightly from east to west. Temperature increase range is between 0.68 degree ~ 0.95 degree. The temperature increase in the western region of Gansu Province is slightly higher than that in the other parts. The special climate change will be more conducive to the needs of agriculture illumination, temperature, and humidity.

The operations are located in North West China within a province that has light industrial compared to other areas in China. The environment has not been impacted and the movement is to further preserve the land resources to sustain conditions to grow high quality products.

We have adopted drip irrigation, river irrigation, well irrigation, pipe irrigation (Tube Feeding), and sprinkler irrigation, etc. The benefits of drip irrigation are water-saving and precision. 70% of our arable land has adopted drip irrigation method. The crops adopting drip irrigation method are fruit, corn, cotton and hops, etc. The crops adopting the methods of river irrigation, well irrigation, pipe irrigation (Tube Feeding) are mainly barley and wheat, etc. The crops adopting sprinkler irrigation are mainly liquorices and alfalfa. The irrigation water used by our company’s cultivated land located in the western part of Gansu Province is mainly from the snow and ice melt water of Qilian Mountains. The irrigation water used by our company’s cultivated land locating in central and eastern parts of Gansu Province is mainly from Yellow River.

To conserve water resources and to alleviate the problem of water supply shortage, drip irrigation has become increasingly popular method of irrigation. Our advanced drip irrigation equipment and technology are imported from Israel. At the same time, we have built four large reservoirs with a water storage capacity of 260,000 cubic meters each. The crops served by drip irrigation generally can get water-soluble liquid fertilizer through the drip irrigation system. These fertilizers mixed directly with irrigation water, fertilizing the crops through the drip irrigation Plastic Pipes. So this irrigation method can not only save water, but can simultaneously save a lot of labor and waste, and increase the utilization of fertilizer.

ITEM 1.                 BUSINESS - continued

Environmental Matters - continued

Modern drip irrigation technology can control both biochemical and physical indices for crop and flower growth and allows precise adjustment of water, fertilizer and insecticide usage. It also moderates the extreme cooling effects sometimes produced by flood-type irrigation. We have introduced the most advanced water-efficient drip irrigation techniques from Israel to ensure efficient water use on large-scale intensive agricultural projects in the fertile but water-scarce Hexi Corridor. The first drip irrigation project in Jiuquan region was completed in September 1998 and is now in successful production. We have now received government approval for and begun construction of a further 2,667 Ha arable and 667 Ha hop farm both using drip irrigation.

In the course of cultivation, we make full use of drip irrigation and plastic mulching to plant our company's agricultural products. Its roles are Hydra and heat preservation which has improved the utilization of fertilizer, reduced costs, and ultimately increased crop yield and quality. We have devoted many resources into implementing modern agriculture techniques into the fields. Through our R&D department and broadcasting university we have the ability manage large scale farming to sustain quality.

Employees

As of December 31, 2004, we have a total of over 15,000 employees. The majority of employees are based in China, and up to 6 employees or contract employees are based in our U.S. headquarters. Among all the employees, 80% employees are farm workers, 5% employees are salespeople, 5% employees are management staff, & 10% technical staff.  We have experienced no work stoppages.

For our employees in China, we are required to contribute a portion of their total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.   We believe that we maintain good relations with our employees as well as offer incentive and training programs to motivate our workers. Our employees are entitled to retirement benefits calculated with reference to their salaries basis upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees.   We are required to make contributions to the government-managed retirement plan based on certain percentages of the employees’ monthly salaries.

We own the technology, patents and trademarks on which we rely.

We rely on a combination of patent and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property.  We may receive notices from third parties that claim the products, software or other aspects of our business that we own or have the right to use infringe their rights.  Any future claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty and licensing agreements, all of which could have a material adverse effect on our business, financial condition, and results of operations.  These royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.  Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of our management's attention and our other resources, which could have a material adverse effect on our business, financial condition, and results of operations.

We do not plan to pay cash dividends.

We have never paid any cash dividends on our common stock and do not currently anticipate that we will pay dividends in the foreseeable future.  Instead, we intend to apply earnings to the expansion and development of our business.

ITEM 1A.             RISK FACTORS

An investment in our securities involves risk.   Our financial condition and results of operations could be affected by the risk factors discussed below.  These factors may also cause actual results to differ materially from the results contemplated by the forward looking statements in Management’s Discussion and Analysis.   Agricultural products account for a large portion of Yasheng’s revenues.  Agriculture operations are subject to variations in supply and demand, weather, disease, input costs and product liability.

The list or risks below is not intended to be all inclusive. A complete listing of risks is beyond the scope of this document.  However, investors, including our shareholders, should carefully consider, among other factors, the following risk factors:

Prices of agricultural products are subject to supply and demand, a market condition of which is not predictable.

Because our agricultural products are commodities, we are not able to predict with certainty what price it will receive for its products.  Additionally, the growth cycle of such products in many instances dictates when such products must be marketed to achieve the maximum profitability.  Excessive supplies tend to cause severe price competition and lower prices throughout the industry affected.  Conversely, shortages may drive the prices higher. Shortages often result from adverse growing conditions which can reduce the availability of the agricultural products affected.  Since multiple variables can affect supply and demand, we cannot accurately predict or control from year to year what prices, either favorable or unfavorable, it will receive from the market.

ITEM 1A.             RISK FACTORS - continued

Our agricultural assets are concentrated in one province in China and the effects of adverse weather conditions such as drought can be harmful to its agricultural productions.

Our agricultural operations are concentrated in Gansu Province.  This area is subject to occasional periods of drought.  Crops require water in different quantities at different times during the growth cycle. Too little water at any given point can adversely impact production.  Even though we have deployed drip irrigation systems for its crops, the uncontrollable weather conditions may affect its agricultural productions.

The outbreak of pest diseases or other epidemics could adversely affect our operations.

An occurrence of serious pest diseases might result in material disruptions to our operations, to the operations of our customers or suppliers, resulting in a decline in the agriculture industry. There can be no assurance that our facilities or products will not be affected by an outbreak of any disease or outbreak in the future. These reasons may lead to adverse conditions to our operations and financial results.

Operational risks

The risks of testing and spreading new technologies and new varieties.

Whether the drip irrigation system for precision agriculture or the introduction, testing and promotion of new agricultural varieties, there a process of running with the local conditions, adaptation and development. On the one hand, there exists the failure risk due to not being suitable for the local environment and market conditions; on the other hand, there are risks of loss of competitive advantages due to the rising of producing similar products enterprises and other enterprises that follow to produce the similar products.

The risk of dependence on natural conditions

With increased precision high-technology and finer seedling, agriculture is no longer “depending on Heaven for food”.  However, when compared with other industries, the agriculture industry is still greatly dependent on natural conditions.  Natural disasters such as wind storm, drought and cold snap will affect the growth of various crops and the company's agricultural output. In addition, plant diseases and insect pests are also natural enemies of agriculture.

The risk of business integration

According to the specific characteristics of agricultural production in China, we have given the subsidiary companies and their farms a certain degree of independency in decision-making.  On the one hand, this measure increases the sense of ownership of all levels, on the other hand it has also increased the difficulty of the operation and management, which has resulted in increased difficulty of management integration and will bring a certain degree of risk.

Project risk

Although the projects in which our company has invested have undergone a rigorous evaluation and have good feasibilities in both economy and technology, however, in the course of the project implementation, the occurrence of a number of factors can not be expected will bring about a certain degree of risk to the projects our company plans to invest this time.

Industry risk

Our agricultural production and management will be directly subject to market supply and demand conditions, and the production and marketing of farm and sideline products are having a highly seasonal nature with larger price fluctuations, which will cause fluctuations in production and management of our company.  The internal high-tech and new varieties in modern agriculture are extremely competitive, and is facing competitive pressure from the international market after accession to the WTO, therefore our company must continue to introduce new varieties and adjust planting structure annually to maintain its competitive edge.  Although we are currently in an advantageous position among our competitive counterparts, we also facing challenges.  We have an advanced high-tech agricultural drip irrigation and processing equipment; however, making full use of these facilities is not only dependent on the yields per unit area of farm and sideline products, but also on the spreading area of new technology and cultivated area of new varieties as well as the cultivated area of mass-market, higher-margin crops, which is one of the risks facing us.

Market risk

The improved variety of seed and top quality farm and sideline products are oriented towards international and domestic markets simultaneously. The market will be having comparably large influence on supply and demand and price of the products. International and domestic changes in the market will have an impact to certain degree on our company's costs, profits and price curves.  For the experimental and high-grade improved variety of seed and top quality farm and sideline products, sometimes we bear the risk of failure.

ITEM 1A.             RISK FACTORS - continued

Policy risk

Risks Related to Doing Business in the People's Republic of China

Our business operations take place primarily in the People's Republic of China. Because Chinese laws, regulations and policies are changing, our Chinese operations may face several risks summarized below.

Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses. The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China's central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Any change in policy by the Chinese government could adversely affect investments in Chinese businesses. Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of supplies, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the government's ability to continue with its reform.

We face economic risks in doing business in China.  As a developing nation, China's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, legal recourse, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinate to state-owned companies, which are the mainstay of the Chinese economy. However, we cannot assure you that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

The Chinese legal and judicial system may negatively impact foreign investors. In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still under development, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may shift to reflect domestic political changes. The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. We cannot assure that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the People's Republic of China's legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the accounting laws and regulations of the People's Republic of China mandate accounting practices which are not consistent with U.S., Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China's accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations' Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

ITEM 1A.             RISK FACTORS - continued

Risks Related to Doing Business in the People's Republic of China - continued

Because our principal assets are located outside of the United States and all of our directors and executive officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States Federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the People's Republic of China.

In addition, our operating subsidiaries and substantially all of our assets are located outside of the United States. You will find it difficult to enforce your legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the People's Republic of China and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the courts of the People's Republic of China. In addition, it is unclear if extradition treaties in effect between the United States and the People's Republic of China would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

Economic Reform Issues

Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, we are unable to assure that:

•	We will be able to capitalize on economic reforms;
•	The Chinese government will continue its pursuit of economic reform policies;
•	The economic policies, even if pursued, will be successful;
•	Economic policies will not be significantly altered from time to time; and
•	Business operations in China will not become subject to the risk of nationalization.
•
Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included revaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, and limited recentralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects our markets.

To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future. However, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Risks Relating to our Common Stock and our Status as a Public Company

The price of our common stock may be affected by a limited trading volume and may fluctuate significantly. There has been a limited public market for our common stock and we cannot assure you that an active trading market for our stock will develop or if developed, will be maintained. The absence of an active trading market may adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. In addition, we cannot assure you that you will be able to sell shares of common stock that you have purchased without incurring a loss. The market price of our common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. In addition, the market price for our common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

We have not and do not anticipate paying any dividends on our common stock; because of this the valuation of our securities could be adversely affected in the market.

ITEM 1A.             RISK FACTORS - continued

Risks Relating to our Common Stock and our Status as a Public Company - continued

We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

Our management is not familiar with the United States securities laws.

Our management and the former owners of the businesses we acquire are generally unfamiliar with the requirements of the United States securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the Securities and Exchange Commission and other regulatory authorities that could be costly divert management's attention and disrupt our business. We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements.

We are currently benefiting from China's series of preferential policies such as Development of the West Regions, stabling agricultural production, and the development of high-tech agriculture, tax relief, a substantial increase in agricultural investment, South-North Water Diversion, West-East Water Diversion and west-to-east power transmission.  The benefit farmers policies and measures from the local government as well as the agricultural reclamation system have had a strong driving force for the agricultural development of our company, which ensure sustainable economic development of our company. If there is a major adjustment of domestic and foreign policies, our company will face policy risk.

Stock market risk

When the investors are in the selection of our company's shares, they should also take full account of the risks stock market involves. Our company's stock transaction price may be subject to the country's political, economic and financial policies, the stock supply and demand, investors’ psychological factors and other unpredictable factors. Therefore, changes in stock prices not only depend on the business operations and performance, investors should be fully prepared for it.

Sarbanes-Oxley effect on Cost and Market of Stock

As a U.S. public company we have incurred a substantial amount of accounting, legal, and additional expenses under the Sarbanes-Oxley Act of 2002, with these requirements enforced by the Securities and Exchange Commission and financial market regulators.  Our management and other personnel are devoting additional time to these new compliance requirements. These regulations have increased our legal and financial compliance costs and have made administrative cost more expensive.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in 2007, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if our accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

Lack of management control by owners of the common stock.

We may issue shares of our capital stock or debt securities to complete an acquisition, which would reduce the equity interest of our stockholders or subject our company to risks upon default.  We may issue our securities to acquire companies or assets.  If we issue additional shares of our common stock, the equity interest of our existing stockholders may be reduced significantly, and the market price of our common stock may decrease.  If we issue debt securities as part of an acquisition, and we are unable to generate sufficient operating revenues to pay the principal amount and accrued interest on that debt, we may be forced to sell all or a significant portion of our assets to satisfy our debt service obligations, unless we are able to refinance or negotiate an extension of our payment obligation.  Even if we are able to meet our debt service obligations as they become due, the holders of that debt may accelerate payment if we fail to comply with, and/or are unable to obtain waivers of, covenants that require us to maintain certain financial ratios or reserves or satisfy certain other financial restrictions.  In addition, financial and other covenants in the agreements we may enter into to secure debt financing may restrict our ability to obtain additional financing and our flexibility in operating our business.

ITEM 1A.             RISK FACTORS - continued

Lack of management control by owners of the common stock. - continued

Future sales of our common stock, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. We have approximately 155,100,000 shares of our common stock outstanding. There are a limited number of holders of our common stock. Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally. These conditions make it difficult for us to accurately forecast and plan future business requirements, and could cause us to slow or reduce our business activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financing or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in China, or in our industries. These and other economic factors could have a material adverse effect on our financial condition and operating results. In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, lessened demand for our products and services, and increased default rates among our customers. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in our industry.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

None

ITEM 2.                 PROPERTIES

Our principal executive office in California is located at 1472 Oddstad Drive, Redwood City, California 94063. We lease an office space of 10,000 square feet on an annual basis.

Our seven (7) operating subsidiaries have over 1,500,000 mu of land, with land use rights for 70 years. 300,000 mu is being used for cultivation of crops and has been in use for 35 years. The land use rights are renewable at the end of the each period. This land is spread out from one end of Gansu Province to the other within the seven (7) companies.

Gansu Tiaoshan Group Co., Ltd., a fully owned subsidiary, owns 1,342 square meters of office building in Yitiaoshan Town, Jigtai County, Gansu Province, 87,342 square meters of area for production and processing, such as distillery, woolen jumper factory, cement factory, preserved fruit factory, honey factory, chicken farm, orchard, plantation and ranch, and cultivates 60,000 acres of land.

Gansu Xiaheqing Industrial Group Co., Ltd., a fully owned subsidiary, owns 5,433 square meters of large department store in Jiuquan City, Gansu Province, malt processing factory and hops processing factory, and cultivates 50,000 acres of land.

The Yasheng Group also owns 2,600 square meters of office building in No. 609, East Binghe Road, Lanzhou City, Gansu Province, 5,433 square meters of commercial building in Jiuquan City, Gansu Province.

Production Bases

Production capabilities are supported by seven (7) large scale agriculture bases spread out over a vast geographical area within the North West of China. Over the past 30 years the company has transformed the family plot style farm into industrial agriculture operations with infrastructure to support long term growth. R&D support has fueled development with new and high tech products, placing Yasheng Group as a major strategic player within the industry. Infrastructure needs such as water, roads, and power are supported in coordination with local governments.

Each company is considered an Agro-Base with several types of properties making up the operations. The seven (7) Agro Bases are made up of fields, orchards, hop houses “Green houses”, with infrastructure, processing and storage areas, irrigation systems & water storage, wind breaks, power generation plants and transmission lines to feed the agro base operations. Each company has standard storage for cultivation equipment and processing harvest materials as well as the necessary capabilities for packaging and pre-delivery storage.

Production Infrastructure

We have made substantial investments in improving fields and building infrastructure such as transportation routes, high tech irrigation, green houses, wind shelters, and cold storage. We possess the ability to produce high quality seed stock, bio-fertilizers, bio friendly pest control technology, strict quality controls with specifications of our operational processes such as breeding, harvesting and grading.  We have also established a strong technical management team to train and monitor the operations.

ITEM 2.                 PROPERTIES - continued

Production Infrastructure - continued

Each of our Agro Bases has a company office where administrational functions take place. Total office space equals approximately 20 mu of land use rights of 50 years with about 35 average years left. Each Agro Base administration office has a centralized system for supporting management and employees. Residence quarters for employees and managers are provided adjacent to offices, with medical, recreational, & food services. Schools are also part of the agro base supporting employees' families as well as training centers for further education. High Speed internet access is available.

All Properties lie in a strategic position within GanSu province & include modern national highways & railways to all major cities. The agro base properties also consist of fuel stations, general commodities stores, and other sideline businesses.

Seven (7) Agro Bases

1. Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd.
2. Gansu Xiaheqing Industrial Co., Ltd.
3. Gansu Jinta Yongsheng Agricultural Development Company
4. Gansu Hongtai Agricultural Technology Co., Ltd.
5. Gansu Jinta Yuantai Commercial Trading Co., Ltd.
6. Gansu Jinta Hengsheng Agricultural Development Co., Ltd.
7. Gansu Jinta Xingsheng Industrial Co., Ltd.

ITEM 3.                 LEGAL PROCEEDINGS

We are not a party to nor are we threatened with or have any knowledge of any claims or legal actions that would have a material adverse impact on our financial position, operations, or potential performance.

PART II

ITEM 5:                 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PUCHASES OF EQUITY SECURITIES.

Our Common Stock

Our common stock has been quoted for trading on the Pink OTC Markets Inc. (the “Pink Sheets”) under the ticker symbol “YHGG”. As of December 31, 2004, there were 155,097,355 shares of common stock issued and outstanding.

During the fiscal year ended December 31, 2004, we issued 478,809 shares to the shareholders of Nicholas Investment Company to acquire all the issued and outstanding common stock of Nicholas Investment Company.

All securities during the past three years were pursuant to exemptions from registration provided by Sections 3(b), 4.2 and 4.6 of the Securities Act of 1933, as amended, and the rules and regulations adopted there under.  None of these transactions involved any underwriters or any public offering.  The recipients of the securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.

As of December 31, 2004, there were approximately 200 holders of record of our common stock.

ITEM 5:                 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PUCHASES OF EQUITY SECURITIES - continued

Market Price of Common Stock

Our fiscal year end is December 31st.  The range of high and low bid information for our common stock on the Pink Sheets for each quarterly period within the two most recent fiscal years is set forth below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There was no active trading market for our common stock during the period reflected below:

	Low	High
2004

Quarter ended December 31, 2004	$2.20	$3.80
Quarter ended September 31, 2004	$2.80	$6.00
Quarter ended June 30, 2004	$1.50	$5.80
Quarter ended March 31, 2004	$0.88	$2.50

2003

Quarter ended December 31, 2003	$0.70	$0.88

Penny Stock Rules

The term “penny stock” generally refers to low-priced (below $5.00), speculative securities of very small companies. While penny stocks generally are quoted over-the-counter, such as on the OTC Bulletin Board or in the Pink Sheets, they may also trade on securities exchanges, including foreign securities exchanges. In addition, penny stocks include the securities of certain private companies with no active trading market.

Before a broker-dealer can sell a penny stock, SEC rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The firm must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account.

Penny stocks may trade infrequently, which means that it may be difficult to sell penny stock shares once you own them. Because it may be difficult to find quotations for certain penny stocks, they may be impossible to accurately price. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

Dividend Policy

We do not anticipate declaring or paying any cash dividends on our common stock.  We currently intend to retain all of our future earnings for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.  Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, cash needs and financial condition, and future prospects and other factors the board of directors may deem relevant.

Equity Compensation Plans

There were no equity compensation or Incentive plans as of December 31st 2004.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL HIGHLIGHTS	2004

Sales	541,774,931
Net Income	49,494,992
Diluted Earnings per Share	32
Cash and Cash Equivalents	20,200,248
Total Assets	1,205,155,755
Total Debt	192,369,510
Stockholders’ Equity	1,012,786,245

OTHER KEY FINANCIAL MEASUREOTHER KEY FINANCIAL MEASURE
Debt to Equity Ratio	19%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Overview

We are a holding company and conduct all our operations through our seven (7) subsidiaries in GanSu, China. For over 30 years we have been a leading producer of premium specialty agriculture based products, specializing in developing the agriculture industry by cultivating, processing, marketing and distributing a variety of food & agro by- products.

Our primary product offering includes over 30 agriculture products under 6 segments with the major products including: field crops: cotton, corns, barley, wheat, flax, alfalfa; vegetables: onions, potatoes, beet, and peas; fruit: apples, pears, apricots: specialty crops: hops, wolfberries, cumin, liquorices; seeds: black melon seeds, sunflower seeds, corn seeds, flax seeds; poultry: eggs.  We also produce many additional fresh fruits and vegetables which supply the local and provincial markets.

Our best selling products are derived from years of agriculture experience and over the years these products have grown to be distributed to high end markets all over China, including Hong Kong, with a growing demand internationally.   We have established a significant presence in supplying the demand for food products in China with long term contracts and cooperative relationships in meeting quality standards.   We have also established strategic distribution and processing partners as well has its own distribution and processing abilities.

We generated approximately 12% of our revenues from field crop based products, 15% from vegetable based products, 46% from fruits, 14% from specialty crops, 12% from seeds, and 1% from poultry products and other products during fiscal year 2004.

The discussion below of our performance is based upon the 2004 financial statements of the seven (7) operating subsidiaries for the fiscal years end 2003(un-audited) and for audited year end 2004.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

Growth of China's agriculture industry.  China is currently the world’s largest agricultural economy and a leading importer and exporter of agricultural products. Total output of agriculture production value is expected to exceed $1.8 trillion yuan by 2005, China’s agricultural sector, however is still changing as it responds to the rising and increasingly sophisticated demands of domestic and foreign consumers, adapts small-scale farm structure to global food markets, and competes with other sectors for labor, investment capital, and scarce land and water resources. (Resource USDA)

Chinas estimated world share of Agriculture Production

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Company Overview - continued

Overview - continued

Industry experts projects that the total sales value and net income of agriculture products in China will reach a growth of 25 % and 60%, respectively to each industry, since 2003. We believe that the recent growth in premium agriculture products consumption in China is largely attributable the increased affordability of higher end products in China due to China’s economic growth and increased health and wellness consciousness. We expect these factors to continue to drive industry growth, especially in our primary markets – premium specialty deep processed food & agriculture by- products. Such growth will not only increase the overall market size for these products, but will also benefit companies that are well positioned to sell in these markets.

Product offering and pricing. Agriculture products have been and are expected to remain, our primary product base. We remain a national strategic commodity supplier for China but continue to enter into the high end markets with quality agriculture products.  Our food & beverage processing products contributed approximately 75.5% and 74.0% of our total net sales for years ended 2004. The gross profit  for our products was approximately 10% for the fiscal year ended 2004.  We plan to continue to focus on our higher margin deep processed products in the future and have begun implementing a strategic plan to expand our product line with by-products from our core cultivated agro raw materials such as hops extract, flavorings, deep potato processing, organic fertilizers, animal feeds, eco-friendly pesticides, and bio energy.

Our pricing remains competitive because control over our vast amount of resources & low cost labor, high tech agriculture practices as well as long term relationships with our customers.

Fluctuations in Raw Material Supply and Prices. The per unit costs of producing our products are subject to the supply and price volatility of raw materials, especially fresh fruits and vegetables which are affected by factors such as weather, growing condition and pest that are beyond our control. Other products can be affected by global commodity prices related to worldwide supply and demand. Historically, we have been able to meet supply needs by establishing agro bases with diverse portfolio products that stretch across many agriculture and food segments. We also work closely and collaborate with local government and have establish an effective group of managers to minimize over production and watch global industry trends closely.

PRC government policy promoting the development of the agriculture industry. In the PRC central government’s eleventh five-year guideline, the central government emphasized its determination to solve the problems of farmers, boost modern agriculture and increase rural affluence. The PRC Ministry of Agriculture, or MOA, also stated its objective to improve the fruit processing ratio and fruit commercialization ratio. We believe that our business model is structured within the framework of these MOA initiatives and that government policies will continue to have a positive impact on the sale of our products.

Expansion of our production capacity. Expansion of or capacity is needed to satisfy increased demand for our products. In order to increase our production capacity, we must make capital investment to build additional cultivation bases & processing facilities, to satisfy the projected demand of our products.

High-tech Agriculture

We own the lease rights to over 100,000 acres of farmland that are cultivated using the latest scientific technologies to produce a wide variety of agricultural products. Our farms produce beer barley, 2,500 acres of hops, 5,300 acres of fruit orchards producing 50 million kg of apple pears, apples of several varieties, grapes, apricots, dates, etc., 6,000 tones of potatoes, 2,500 acres of vegetables including tomatoes, carrots, peppers, cabbages, onions, etc., and melon seeds. The Company also operates 63 acres of automated, climate controlled greenhouses and a 2,500-acre medical herb facility that produces licorice, ephedrine and other herbs while also conducting research on Chinese medicine.

Apart from farming, we operate processing plants that produce 30,000 metric tones of super grade malt and 2,000 tones of granulated hops which are sold under long-term supply contracts with Qingdao Beer, Yanjing Beer, Zhujiang Beer, etc.

Research Cooperation with Mexico's International Wheat and Corn Improvement Center has introduced wheat germplasm varieties and new breeding methods that have facilitated the improvement of varieties, yields and qualities.

We recently invested in several new hi-tech industrial projects including the introduction of the most advanced and expansive drip-irrigation system, through a joint venture with Netafim a global manufactures advanced drip irrigation systems and GanSu Yasheng Industrial Group. The facility has an annual capacity of 120 million meters, all of which is carried out according to Netafim technical standards. The facility offers irrigation systems and related technology that aid in the optimization of water and fertility of crops, which increases yields while lowering production costs.

The shift from traditional farming to modern, hi-tech precision agriculture is expected to make us the largest, high efficiency agriculture base in China.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Animal Husbandry and Poultry Raising

Through Gansu Yasheng Salt Industrial Group we operate an animal husbandry and poultry raising company on an oasis bordering the Badanjiling desert adjoining Inner Mongolia that has over 10,000 head including beef cattle, Angola goats, local sheep and Xinjiang fine woolen sheep. In addition, the company owns a modernized pig farm with an annual capacity of over 10,000 pigs.

A large, modernized chicken farm is operated in Jingtai, a county located in Baiyin City, Gansu province. The facility supplies 100,000kg of farm fresh eggs to markets in Lanzhou. The company will implement the expansion of Husbandry throughout the company’s agro bases expanding the milk & beef cattle operations.

The Gansu Tiaoshan Liquor Co., Ltd., another of our subsidiaries,  is one of Gansu's four largest distilleries and the first to receive ISO 9002 certification. By insisting on traditional techniques and the highest quality ingredients, Tiaoshan brands are well known for their clarity, good flavor and fragrance and have received China's "Green Food" approval.

Implementation of purchase and sale

Since 2002, we have been fully implementing the operation approach of “contracted management, unified purchase and unified sale”.  We begin to grow crops in March and April each year.  The harvest seasons are from the end of June to mid-November.  About 70% of our sales are sold throughout the country through the distribution network.  At the end of each year and at the beginning of the second year, supply and sell contracts of that year will be entered into between the retail traders and the subsidiaries.  In the contracts, purchase volume and products specifications will be determined generically, but do not determine the price. The price in the distribution contracts is usually determined by the market price of the year’s harvest seasons. In the busy farming seasons, as a result of large farms, we will employ tens of thousands of temporary workers in order to ensure the timely completion of harvest task.

Reduction in taxes

From 2001 to 2004, a total of 234 million yuan (RMB) of the agricultural tax has been reduced and exempted, or 28.2 million (U.S.D)

Research and Development

We conduct research and development of new products through Yasheng Academy of Sciences and Yasheng Research Institute of Agricultural Technology, as well as several pilot and testing and training programs within the company’s operations.

We have also established outside research and development capabilities through cooperation with the International Hops Association, Mexico’s wheat and grain development department, as well as other industry associations, to continue growth with leading edge technologies.   We also work directly with food processors to develop products that meet the technical and quality demands of food and beverage producers, such as Yasheng cooperation with Pepsi and KFC to develop a hybrid potato strains or hops pellets for national brewery Tsingtao Beer.

Through Yasheng Group's association with Gansu Yasheng Group, we have strategic advantages through education and research.   Yasheng Group Science Academy undertakes intense research into the agriculture industry which is eventually used within the company's' operations. This has allowed us to make great advances in many sectors of our Company. This institute works closely with the National Institutes in coordination for advancement of China's agriculture industry. The Science Academy has 5 departments; Applied Agriculture Technology, Biology, Trans-Genetic, Chinese Medicine Research, Information Technology, and New Biology Material Research.

Gansu Yasheng Broadcasting and Further Education College is a multi-level and multi-grade adult education college with branches in, Shendiwan, Gaotai, Tiaoshan, Xiaheqing, Lanwei, Shuangjia, Jinta, and Jiuquan, the last six opened since 1997.  This network of education satellites in the key areas of our Company allows for detail training of potential employees. The College has 88 staff including 32 lecturers and 27 teachers and approximately 1,500 full and part-time students.   With recent investment in equipment and facilities, including laboratories and a computer centre, the College now teaches 17 subjects with a focus on technology and agriculture. The university offers Post-Doctoral Degree, Masters, Undergraduate, Broadcast & television specialist Junior College.

Quality Control

We place primary importance on quality.   We have established quality control and food safety control measures.   Most of our company's products have a "green food" title of Gansu Province.   Standards of quality and safety of agricultural products include the whole process of agricultural production, they are standards of agricultural products varieties, the environmental standards of manufacturing location, production and processing technical specifications, product classification, Safety and Hygiene, packing, storage and transit., At the same time, we have been implementing The Food Safety Law of the People’s Republic of China.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Quality Control - continued

Our products have strict quality assurance measures.   In particular, our hops, beer barley, cotton and potatoes and other products will accept the inspection and testing of the Quality Inspection Bureau.  Our hops and beer barley beer are facing the direct end users of beer manufacturers who have a special hops and barley QI, such as acid content, color and purity, etc to meet their professional needs.   Our potatoes are mainly used for producing starch and mashed potatoes with high demands on the starch content therefore.

Food Quality, Safety, and Management Controls Quality Control

We place primary importance on quality, food safety, and management controls to insure from cultivation to harvest to delivering the product to our customer. We have established quality and food safety control measures. Most of our company's products have been certified "green food" by national standards. Standards of quality and safety of agricultural products include the whole process of agricultural production, they are standards of agricultural products varieties, the environmental standards of manufacturing location, production and processing technical specifications, product classification, Safety and Hygiene, packing, storage and transit. Yasheng follows the “Food Safety Law of the People’s Republic of China”, as well as take on standards international standards policies and procedures to meet the quality and food safety requirements of many markets.

Our products have strict quality assurance measures. For example, our hops, beer barley, cotton, potatoes and other products go through intense inspection and testing by the “PRC National Quality Inspection Bureau”. Our hops and beer barley have to meet strict standards for national beer manufacturers who have a special hops and barley Quality Standards, such as acid content, color and purity. Our company’s potatoes are mainly used for producing starch and mashed potatoes with high demands on the starch content and to utilize certain strains designated by our customers such as KFC, Pepsi, and McDonalds.

Tracking Systems

We have implemented different levels of tracking for each industry and product.  These systems allow our products to be traced back to the agro base and farm plot of origin and can be crossed check by our reports from our production management and technical support team.  This allows for quick and efficient identification of the source of the problem and allow for quick correction or measures to ensure safety.

Standardized Cultivation

Assuring food safety and quality controls is dependent on a system of standardized cultivation that can produce consistent products in size and flavor that are safe to consume. We implement quality control measures to ensure that through the production process from start to finish that our management, technicians and labor force follow these guidelines.

Seeds, Clones, and Sprouts

Seeds, Clones, and Sprouts from inception are tested and trialed to ensure consistent traits in growing performance, size, appearance, flavor, and nutrition. At this stage of cultivation the companies technical and production management team will be actively involved in assuring the standards are met.

Bio Friendly and Organic Fertilizers.

Fertilizers are very important and we take all measures to utilized organic fertilizers. The company internally produces organic fertilizer materials within the company’s sustainable operations concept. The fertilizers used are friendly to the environment and non toxic to water systems. Our efforts are to reduce the effects of over farmed land on fertile soil and create a medium for enhanced water saving techniques as well as adding additional nutrients. The quality of soil is vital and this approach achieves that goal. This approach also allows for a higher quality product with more nutrients, flavor, and appearance.

Pest and Disease Controls

The production management and technical management team regularly inspects at each operations potential problems for pest or disease. We have established a specific pest and disease management system to focus on this vital part of a successful harvest and delivery to our clients. We utilize the following techniques to minimize and control any pest or disease issues.

·           Physical inspection is done utilizing many methods such as anti-pest nets, light and other traps, sticky boards, and other techniques to minimize where pests and disease can flourish.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Pest and Disease Controls - continued

•           Biological methods are also implemented utilizing natural predators to the other harmful pest, as wells as organism to fight off this ongoing problematic issue. The company also utilizes natural methods such as planting other plants next to the main crops that naturally ward off pest such as, herbs, spices, and hemp.

•           We practice responsible crop management that maintains a healthy and sustainable atmosphere for our cultivation operations. This reduces the risk of pest and disease by providing the optimal conditions for our production to be hardy to withstand threats from pest and disease.  This is where implementation of crop rotation and utilizing quality seeds, spouts, or transplants come into affect.

Bio Friendly Pesticides

We utilize many methods of to reach an optimal cultivation atmosphere to avoid using pesticides.   We only utilize pesticides only when needed as a last choice.  We reduce the need for toxic pesticides and in many cases our cultivation practices do not use them at all.  We take every measure necessary to avoid products and the environment.  We develop other bio friendly pesticides that it utilizes in its own operations and plans to develop retail products for the Agro business pesticides supplies industry. The policy behind the company is to avoid any use of pesticides that would harm the quality of the product, soil, water system, or human work force. The selection of the geographic location of our production bases is also important. Part of our location selection criteria for our operations is climate that is dry and in an area that lessons the possibilities of attacks.

Harvesting

Harvesting becomes one of the most important stages of cultivation.  We also employ strict harvesting techniques to ensure product safety and quality. An entire crop can be lost or damaged because of bad harvest management.  We approach this stage with care by directing a combination of resources to assure success by creating a checks and balances.  The production management team, technicians, and harvest labor force work in close coordination to properly choose the optimal time to begin harvesting and the deadlines for completion. The production managers organize and arrange for timely and secure transportation to the first stage processing area. This process is also documented and recorded with the other stages of cultivation.

Processing

We have a diverse product portfolio requiring many types of processing after production. Many techniques are undertaken and each product has a separate team to oversee this process. Processing facilities are equipped with cleaning, sorting, packaging, and required temperature storage be it dry or cold and the sales, marketing, and production management team work closely to ensure quick delivery. All facilities follow PRC, ISO, and HACCP, processing and packaging standards and are monitored and managed by our production team and related departments.

Storage and Distribution

Our diverse product portfolio requires little storage accept for short term storage.   We have also established cold and dry storage facilities for products that have those demands. All facilities are regularly inspected and follow PRC and ISO standards for cleanliness, organization, and safe working environment. Quality control measures implemented by the Production and technical management team continue all the way until the product is delivered to the customer desired location. These procedures are recorded in reports and filed for upper management

Environmental Awareness

Our companies many life cycles are based on natural resources which have resulted in a long term policy of environmental awareness in efforts to preserve, protect, and utilize these resources in a sustainable and responsible way. Agriculture practice has taken place along the Corridor of Yasheng Agro Basis since Ancient Times and grew from the Silk Route Era.  Adopting the same principles, Yasheng understands the need for awareness and vision for ever future.

Responsible Crop Planning and Rotation

Each Agro base is established to create a diverse product line as a balanced system within the staple needs of industrial agriculture. One product supports the growth of the other in coordination with other factors.

On an average, each base has four (4) to five (5) product focuses and a balance of supporting products that are rotated to sustain a healthy soil base. Utilizing horticulture grazing can also add value by operating responsibly. By soil testing the management team determines the lands ability to handle the needs of the prospective crop. One of our advantages is vast amounts of land and the ability to rotate and create alternative plots while other soils rehabilitate by growing alfalfa or something similar.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Seasonality

Our harvest seasons are from the end of June to mid-November. We have a seasonal commerce.   Affected by seasonal agricultural production, our business is also seasonal. In the harvest seasons of crops, as a result of competition, the prices of various agricultural products demand a competitive low price, we will store our products, such as fruits, until the second year’s Spring Festival waiting for the supply and demand to be appropriately adjusted so that prices of agricultural products can, in turn, be adjusted to an ideal price.   The seasonal nature impact on our farming products will be minimized by these practices.

Growth and Corporate Development Strategy

Growth Strategies

Within our five (5) and ten (10) year plans was a reorganization of our product portfolios and steam-lined company operations to focus on key business lines that have potential for long term growth into domestic and international markets. Another part of this plan is to implement product quality upgrades through high tech agro technology and high breed strains.  We also continue to make the transformation from the collective family farms to industrial scale farming having more control over the quality, consistency, and yields of our products.

Part of the vision for product development was to develop by-products and other related products from the base agro materials that are currently being produced.   We have developed techniques to utilize bio mass to produce environmental friendly products.  We have also developed TCM products from their natural herb bases. Vegetable Oils and Livestock feed are two other examples of the range of markets our products reach for continued growth.

Over the past ten (10) years, we have been transforming our food-processing base to focus on specialized food processing equipment, such as C02 extraction techniques, deep processing, concentrates technology, and bio mass for alternative fuels. Through our large scale capabilities, we are also expanding our livestock and poultry division which is part of the Company’s sustainable agriculture model. The business model life cycle is made up of many separate product cycles. Some traditional commodities being transformed into higher end by- products and continue to supply the main food staples of society.  As we continue to implement sustainable agro techniques into operations, it opens up new opportunities for alternative energy and bio friendly products through the ability to create bio-mass in large scale.

An additional vision of the company is to develop high end environmental products.  Currently, we have the technology and the infrastructure to grow many types of bio mass materials. The company has also completed several feasibility reports and R&D for the development of bio friendly products such as bio plastics, bio mass molding products, bio fuels & others.   We already have the technology and know how to grow large quantities of bio mass materials.   We plan to develop more agro products from our current product portfolio by utilizing current resources and investment into processing facilities as the PRC national policy moves towards alternative energy.  We are also seeking outside cooperation in building large scale alternative energy projects, such as bio plastics, bio fuels, methane, and others.

We intend to expand our animal husbandry, fertilizer, and agro industrial product segments.   We have the key ingredients through land, natural resources, and relationships, to continue growing and filling the demands of each business model.

Our development plans are focused on domestic and global demands in the agro and agro by-products industries. Through the reorganization, we will strive for continued strategic management of product planning year to year to meet the ever changing demands in the commodities markets.

Through the creation of a strong international foundation and strengthening and expanding distribution networks, we will seek to create sustainable growth long term.

Diversifying the product lines and business regionally will allow us to continue to absorb any diverse effects and grow long term.   We will continue to utilize our association with GanSu Yasheng Group's relationships and R&D capabilities.

Through the reorganization plan, we intend to streamline management and began to structure the operations and internal controls to lay the foundation for global expansion.  We have enlisted many international experts and consultants as well as added key management with western and eastern business and finance experience. The Company also is in the process of implementing an enterprise system to upgrade internal and external communications and internal management controls.

Our growth strategies:

•
Hold and grow existing domestic market positions with premium quality products with a focus on customer satisfaction with consistent availability. Continue the strategic consolidation and segmentation of our products with a focus on products with high margins and high potential growth rates.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Growth and Corporate Development Strategy - continued

Growth Strategies - continued

•
Expand product line with new by-products by utilizing modern processed food technology that produces high quality products that meet the demands of the domestic and international markets. By-products such as fruit and vegetable concentrates, food extracts, nutritional beverages, edible and bio oils, organic and environmental friendly products, frozen and fresh vegetables, and packaging.

•
Strengthen industry research focusing on shifting trends and demands for strategic cultivation. Maintain flexibility and diversification to efficiently increase or decrease production or cultivate new products that are in demand.  Continue to implement the long term strategy of supplying key core food staples to domestic and international markets.

•
Continue to acquire and develop new hybrid strains agro products that improve quality, yield, and overall cultivation methods.   Expand cultivation area by implementing more high tech irrigation systems and other modern agriculture techniques.   Expand seeding and propagation technologies to consistently supply growers and meet the demands by expanding the company’s agriculture base.

•
Expand domestic and international business development and sales departments to open the doors to new markets. Strategic product development to meet the demands of specialized markets such as institutions, organic niche markets, and retail volume outlets. Continue to establish long term relationships with industrial scale agricultural contracting to food and beverage processors and distributors. Strengthen global and domestic logistics and distribution networks.

•
Expand animal husbandry division, agriculture chemicals, fertilizers, animal feed, and environmental product segments.   Continue to implement the vision as leading company in sustainable agricultural practices.

•	Internal and external acquisitions that bring added value in technology, management, production capabilities, and open up new markets and distribution points.

Merger & Acquisitions Strategy:

We are seeking to form strategic relationships or acquire companies that will bring more value to the company.  Within the same successful industries the company is seeking to obtain the latest technology, open up new distribution points, and innovative management.

One of our long term objectives is to generate revenue and build assets and long term distribution channels outside of China through merger & acquisitions and expansion companies. Our main focus will be to acquire companies that have a direct relation to its existing businesses and industries, meanwhile utilizing its massive operation advantages in China. A strict due diligence process is required and a feasibility study will be conducted to ensure these acquisitions will yield long term benefits and support the global expansion plan.

Industry Related Distribution companies will be targeted in all product categories which can expand our reach by opening channels and upgrade the overall logistics systems. Parameters will be set to stay in line with the master plan in relation to geographical markets and strategic positioning. Long term client relationships will justify the investment in solid quality distribution systems.

A major focus of our mergers and acquisitions strategy will be seeking profitable technologically advanced companies that have advantages and can be adopted by the Chinese operations. Building from the outside in will result in direct accomplishments to the goals of becoming a global leader. Successful and innovative technologies will remain a key principle in our policies into the future. Developing these areas will be essential in maintaining a competitive advantage.

We intend to become a global leader by placing assets, revenues, and operations in several key geographical locations that will allow a balance of business. This balance will allow us to fluctuate with changing market demands and conditions and place safeguards and position us to quickly make strategic decisions on profitability.

Policies and regulations

In our course of business, we will comply with laws and regulations of all levels of governments of the People's Republic of China, including central government, provincial government, and local governments. The main laws include:

•	The Company Law of the People’s Republic of China
•	Labor Law of the People’s Republic of China
•	Insurance Law of the People’s Republic of China
•	The Food Safety Law of the People’s Republic of China
•	Patent Law of the People’s Republic of China
•	Law of the People’s Republic of China on the Prevention and Control of Water Pollution
•	Law of the People’s Republic of China on Scientific and Technological Progress
•	Energy Conservation Law of the People's Republic of China

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Merger & Acquisitions Strategy - continued

The favorable policies established by Chinese government to support agricultural industry and companies are:

1.	Intensifying reforms of agricultural tax, exempting the agricultural tax and agricultural surtax.

2.	For those farmers who grow crops, the country will implement the policy of giving direct subsidies to them. Implementing the policy of giving direct subsidies to those farmers who grow wheat and corn.

3.	Implementing the policy of giving direct subsidies to those farmers who acquire and renew their large-scale agricultural equipment.

4.	Increasing fine seeds subsidy investment.

5.	Stabilizing the prices of agricultural means of production.

6.
Conscientiously implementing the national and provincial policies of tax cuts and exemptions and price control. Giving support to enterprises in terms of taxation, investment and financing, the use of resources, personnel policy. For the agricultural industrial production Leading enterprises, no matter what forms of ownership, giving fiscal, taxation, banking support to them without distinction.,

7.
The income taxes shall be temporarily exempted for the state-owned agricultural enterprises and institutions(Including the enterprises and institutions such as agriculture, land reclamation, agriculture and animal husbandry, fisheries, forestry, water conservancy, meteorology and overseas Chinese farms) engaging in planting and breeding industries and initial handling of Agriculture and Forest Products.

Administrative Objectives

In 2003, we began our expansion with the establishment of a Global Headquarters in California. This office, in coordination with the operations in China, has begun to build an International administration that can interface with the western business culture and integrate with the management in China.   In the pursuit of becoming a recognized global leader, we understand the need to have a diverse management team from multiple business cultures.  This will give us a leading edge by bringing together quality professionals into one global company that can face multiple challenges effectively and drive the Company’s innovation.

Corporate Development

We have begun implementation of the strategic plan that will run from 2004-2010.  This is an exciting time for us as the company transitions from a leading conglomerate in China to a leading conglomerate in the world.   During the term of the strategic plan, we intend to pioneer new fields of expansion, maintain our existing business and coordinate the overall development of production operations.   At the same time, we intend to expand the international distribution capability with access to a diverse platform of capital to finance growth.  An active Mergers and Acquisitions Department will seek strategic and synergistic opportunities to further up-grade the hi-tech drive and expansion.

By aggressively addressing the opportunities and challenges at the beginning of the new millennium and with the Chinese entry in to the WTO, we believe we are well positioned to continuously contribute to the economic miracle taking place within China.    We are an active participant in the economic development of China and the overall improvement in the quality of life for Chinese citizens and international community.

Long Term Capitalization Plan

We are in the process of positioning ourselves to have access to long term capitalization choices that best fit the needs of the company and the expansion plans over a period that extends beyond the five (5) and ten (10) year plan.  Through the U.S. operations, we are working to have access to a diverse portfolio of financing growth either through dept, equity or other financial vehicle.  Our concept within all sectors and within Corporate Operations is to reach for the highest standards of doing business with an AAA credit rating.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Debt

Debt consists of a short term loan from a bank with an interest rate of 5.31% and a long term loan from a bank with an interest rate of 6.04%. Payments are to be made at irregular intervals on a set schedule. Following are annual maturities of the long term loan for the next five years and thereafter:

2005	$2,138,533
2006	38,058,646
2007	40,896,722
2008	-
2009	11,767,101
Thereafter	-

Employee Benefit Plans

We prove the following benefits for all employees:

1.	Employee Welfare Fund: An amount equal to 14% of payroll is set aside by the Company for standard employee benefits.

2.	Open Policy Pension: We pay to national and community insurance agents an amount equal to 20% of payroll. This insurance continues to cover the employee subsequent to retirement.

3.
Unemployment Insurance:  We pay to the national employment administration entities and amount equal to 1% of payroll.   Any dismissed employee thereby receives a specified amount of family-support funds for a designated period.

4.	Housing Surplus Reserve: We pay to the national housing fund administrative entities an amount equal to 10% of payroll for deposit into the employees' future housing allowance accounts.

Strategic Innovation

Strategic Innovation is key to our future success.  We are approaching the future with the intentions to innovate existing industries to strategically meet the shifting and growing demands of the domestic and growing economy.   Reinventing production methods and business systems to become better efficient and responsive to demands will allow us to increase margins with minimal cost.

Consistent Focus of Excellence

Our past and current success can be attributed to the Focus on Excellence and Quality. We have already transformed many of our product lines to high end quality products that are directed towards markets that return higher profit margins for us.  We have received numerous awards and recognitions for excellence in the companies’ achievements and this concept to reach for the highest standards will remain the central theme to our future.

The demand for quality foodstuff will rise with the Chinese economy as well as open up doors to new international markets.   The focus of the Biotech industry will produce new products and improve existing products in all three industries.  The world is in demand for more environmentally friendly chemicals and alternative fuels and we have been a proven leader in meeting and growing with these demands.

ITEM7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our international sales accounted for very little of our net sales in 2003 and  in 2004.  As a result, we have exposure to foreign exchange risk with respect to a minor portion of our sales.  Fluctuations in exchange rates, particularly in the U.S. dollar to yuan (RMB) exchange rate, do not affect materially affect our gross and net profit margins even though they could result in foreign exchange and operating losses.

Our primary foreign currency exposures are transaction, cash flow and translation:

Transaction Exposure:    We have certain asset and liabilities, primarily receivables, investments and accounts payable that are denominated in currencies other than the relevant entity's functional currency.  In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, results of operations and cash flows.  We may enter into foreign exchange forward contracts or other instruments to minimize the short-term foreign currency fluctuations on such assets and liabilities.  The gains and losses on the foreign forward contracts offset the transaction gains and losses on certain foreign currency receivables, investments and payables recognized in earnings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

Cash Flow Exposure:    We have forecasted future cash flows, including revenues and expenses, denominated in currencies other than the relevant entity's functional currency.  Our primary cash flow exposures include future customer collections and vendor payments.

Earnings Translation Exposure:     Fluctuations in foreign currency exchange rates do not create volatility in our reported results of operations because we are required to consolidate the financial statement of all of our subsidiaries and most of our sales are in China.  We decide to purchase forward exchange contracts or other instruments to offset the impact of currency fluctuations.  Such contracts would be marked-to-market on a monthly basis and any unrealized gain or loss would be reported in interest and other income, net.  We do not edge translation exposure at this time but may do so in the future.

Interest Rate Risk

We are exposed to interest rate risk because some of our distributors and other vendees depend on debt financing to purchase our products and some of our subsidiaries depend on debt financing to construct facilities and to improve the farms.  Although the useful life of our farm products is short, our distributors and vendees still have to pay the entire cost of their purchases at the time of shipment.  As a result, many of our distributors and vendees rely on debt financing to fund their up-front cash flow needs and expenditures.  An increase in interest rates could make it difficult for our distributors and vendee to secure the financings necessary to purchase, hold and resell our products, and thus lower and postpone demand for our products and reduce our net sales.

Commodity Risk

We are exposed to price risks associated with raw material purchases and sales into the domestic and foreign commodities markets.

Segments

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. Therefore, the company has two primary reporting segments: farming and construction materials. Following is selected financial information for each segment for the current year 2004.

Net Sales	2004

Construction material
Cement	2,754,138

Farming
Cereals	23,738,800
Vegetables/Melons/Fruits	191,141,422
Other	49,735,918

Total	267,370,278

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

RECENTLY ISSUED ACCOUNTING STANDARDS - continued

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 - Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Statement No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

The adoption of this new Statement has not had a material effect on the Company’s current financial position, results or operations, or cash flows.

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.

Statement No. 141 (revised 2007) – Business Combinations

In December 2007, the FASB revised SFAS No. 141 (revised 2007), Business Combinations.  This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.  The Company will adopt this statement beginning March 1, 2009.

It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

RECENTLY ISSUED ACCOUNTING STANDARDS - continued

Statement No. 160 – Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to the noncontrolling or minority interest.

The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Statement No. 161 – Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB No. 133

In March 2008, the FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

Statement No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards.

SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Statement No. 163 – Accounting for Financial Guarantee Insurance Contracts – and interpretation of FASB Statement No. 60

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years.

SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

APPLICATION OF CRITICAL ACCUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Critical accounting policies for us are revenue recognition and foreign currency translation.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability is reasonably assured.  Most of the sales occur within the PR China.

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renmibi (RMB). The financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Gains and losses resulting from foreign currency translation are recorded in a separate component of shareholders’ equity.  Foreign currency translation adjustments are included in accumulated other comprehensive income in the consolidated statements of shareholders’ equity for the past years presented.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

APPLICATION OF CRITICAL ACCUNTING POLICIES - continued

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee that RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Financial Statements and Auditor’s Report to the Board of Directors follow the signature page.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Review of Controls and Procedures, including Disclosure Controls and Procedures

Zhou Chang Sheng and Hai Yun Zhuang, our Chief Executive Officer and Chief Financial Officer, respectively, have concluded that our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e)  under the Exchange Act, are appropriate and effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have evaluated these controls and procedures as of the date of this annual report on Form 10-K.

Critical Accounting Policies and Internal Control over Financial Reporting

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States.  Preparing financing statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  These estimates and assumptions are affected by management’s applications of accounting policies.  The critical accounting policies for us are the costing of inventory and the valuing of options.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.  The effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Gansu Hongxin CPA firm, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect that the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurances that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or t he degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.              OTHER INFORMATION

None

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors, executive officers, and certain key employees:

			Date
			Appointed/
Name	Age	Position Held	Elected
Zhou Chang Sheng	63	Chairman	1998
Wang Deng Fu	48	Director & General Manager	1998
Mei Ping Wu	35	Secretary	2003
Cao Xiao Zhong	59	Director & General Manager	1998
Wang Ning	46	Director & President of Lanzhou Vinyl Co., Ltd	1998
Luo Sheng Jing	61	Director, President of Gansu Tiaoshan Agro-Ind-Com Group Co. and Gansu YaSheng Salt Ind.	1998
Li Jia Mao	51	Director, President of Gansu Xiaheqing Industrial Co.	1998
Wang Li	38	Vice General Manager & Director	1998
Wu Jian Xin	36	Vice General Manager & Director	1998
Hu Xiu Hua	48	Director	1998
Yi Li Jing	73	Director	1998
Zhang Chao Jing	46	Director	1998
Steven Peacock	59	Vice President	2004
Chris Bickel	49	Vice President of Operations	2004
Shane Traveller	48	Vice President of Finance	2004
Michael Larivee	37	General Manager	2004

Zhou Chang Sheng - Founder and Chairman of the YaSheng Group, Mr. Zhou has a PhD. in Business Administration and master's degree in economics and is a former senior economist. At present the President of Gansu YaSheng Salt Ind.(Group) Co., Ltd. Mr. Zhou is a former military officer with the Chinese Air Force and is a licensed pilot of most types of fixed wing aircraft. Mr. Zhou is a current council member of the International hops association and holds many other positions in industrial and agricultural trade associations.

Wang Deng Fu - Mr. Fu has a Masters in Business Administration. Mr. Wang Deng Fu is the sitting President of Gansu Jinsheng Industrial and the General Manager of The YaSheng Group, a position he has held since 1998.

Cao Xiao Zhong - Mr. Cao has a bachelors in Business Administration, agricultural economics and accounting. He currently is the General Manager of Gansu YaSheng Agriculture Company & President of Gansu YaSheng Agro-Ind-Co., a position he has held since 1998. He also has the position of General Manager of The YaSheng Group.

Wang Ning - Mr. Ning has bachelors in Business Administration. He currently is the sitting President of Lanzhou Vinyl Co., Ltd., a position he has held since 1998.

Luo Sheng Jing - Mr. Ning has bachelors in Economics and is senior economist on the board. He acts as both the President of Gansu Tiaoshan Agro-Ind-Com Group Co. and Gansu YaSheng Salt Ind., where he has worked since 1998.

Li Jia Mao - Mr. Mao has bachelors in economics and is the senior agricultural economist on the board. He is the President of The Gansu Xiaheqing Industrial Co., a position he has held since 1998.

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Wang Li - Mr. Wang has a masters in Business Administration. His positions include Vice General Manager of Gansu YaSheng Group and the Director of Human Resources Department for The YaSheng Group, a position he has held since 1998.

Wu Jian Xin - Mr. Xin has bachelors in Business Administration. He currently is the Vice General manager of The YaSheng Group, a position he has held since 1998.

Hu Xiu Hua - Mr. Hua has a Masters in Law and is a current bar member in Gansu Province. He is the director of Gansu Tian Yuan Law Office where he has been employed for over five years and is an Independent Board Member of The YaSheng Group

Yi Li Jing - Mr. Jing has Majored in Finance and Accounting. He is the Chief Accountant for the largest CPA firm in Western China where he has worked for over five years. He is the sitting Director of the Financial Department of Gansu State-Farm Co. and as an Independent Board Member of the YaSheng Group.

Zhang Chao Jing - Mr. Zhang has a Masters in Business Administration. He is the sitting director of Gansu Governmental Relations located in Beijing, where he has worked for more than five years and sits as an Independent Board Member of the YaSheng Group.

Mei Ping Wu - President - Honorary PhD in Architecture and a master of Business Administration. Mei Ping practiced architecture for many years and designed dozens of significant buildings throughout North Western China. Mei is an accomplished and published artist. Ms. Wu has been consulting for YaSheng Group for four years and has been an active business leader in the bay area of California for eight years. Prior to joining YaSheng, Mei was the founder and majority owner of WR International a privately held consulting firm in Redwood City.

Steven Peacock - Vice President - Mr. Peacock has 30 years of executive management experience with a focus analyzing management structure and setting up programs for raising capital.  Mr. Peacock is experienced with strategic planning, corporate communications - including shareholder relations - and internet marketing and has an extensive background in SEC requirements and filings utilizing a broad network of legal, accounting, insurance and public relations affiliates.  Prior to joining the Company, he was the Chief Executive Officer of Nicholas Investment Company and worked as a small business consultant since 1999.

Chris Bickel - Vice President of Operations - Chris Bickel has over 20 years in international operations and sales and marketing management positions with both public and private companies.  His experience is in the production and distribution of a wide range of products, markets and technology and in most of the industrial and commercial markets around the world.  Mr. Bickel has worked in China for over 15 years during which time he has managed, operated and owned companies active in distribution, joint venture formation and manufacturing.  Prior to joining the Company in 2004, Mr. Bickel was president of SINO UJE for the previous years.

Shane Traveller - Vice President of Finance - Mr. Traveller beings an extensive background in service to public companies both as an independent auditor, then later as an officer and director.  Mr. Traveller is a licensed CPA and sits on the board of directors of two public companies.  A structure specialist, Mr. Traveller has consulted with companies on SEC compliance, listing requirements and corporate governance.  Prior to joining the Company in 2004, Mr. Traveller was the Chief Financial Officer of Nicholas Investment Company, Inc., and prior to Nicholas, he was President of Timedyne, Inc.

Michael Larivee - General Manager - Mr. Larivee has worked with the importation and distribution industry both domestically and internationally. For the past 15 years, he has engaged in a wide range of business activities including real estate investment and development, wholesale distribution, and manufacturing. Mr. Larivee has worked as a consultant for Chinese firms entering the USA market for the past four years. In the past three years, Mr. Larivee has been a consultant for the Company.

Legal/Disciplinary History

None of our executive officers or directors has been the subject of:

1. A conviction in a criminal proceeding or named as a defendant in a pending criminal proceeding (excluding traffic violations and other minor offenses);

2. The entry of an order, judgment or decree, not subsequently reversed, suspended or vacated, by a court of competent jurisdiction that permanently or temporarily enjoined, barred, suspended or otherwise limited such person’s involvement in any type of business, securities, commodities, or banking activities;

3. A finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended, or vacated; or

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Legal/Disciplinary History - continued

4. The entry of an order by a self-regulatory organization that permanently or temporarily barred, suspended or otherwise limited such party’s involvement in any type of business or securities activities.

Family/Certain Relationships

There are no relationships existing among and between the issuer’s officers and directors.

ITEM 11.              EXECUTIVE COMPENSATION

The following table shows for the fiscal year ended December 31, 2004 the cash compensation paid by us, as well as certain other compensation paid or accrued by us, to our Principal Executive Officer and our Principal Accounting Officer.  None of our executive officers received aggregate compensation of more than $105,000 for fiscal year 2004.

ANNUAL COMPENSATION

		SALARY($)	ALL OTHER
NAME AND PRINCIPAL POSITION	POSITION	BONUS($)	COMPENSATION($)
Zhou Chang Sheng	Chairman and CEO	$80,000	$0
Zhuang Hai Yun	Chief Financial Officer	$20,000	$0

EMPLOYMENT AGREEMENTS

We currently have no employment agreements.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of outstanding Common Stock as of the date of this annual report on Form 10-K.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Zhou Chang Sheng - Chairman	85,120,000	55.04%
Common	Wang Deng Fu - Director & General Manager	24,100,000	15.58%
Common	Mei Ping Wu - Secretary	11,100,000	7.18%
Common	Cao Xiao Zhong - Director & General Manager	5,500,000	3.56%
Common	Wang Ning - Director & President of Lanzhou Vinyl Co., Ltd	5,000,000	3.23%
Common	Luo Sheng Jing - Director, President of Gansu Tiaoshan Agro-Ind-Com Group Co. and Gansu YaSheng Salt Ind.	4,000,000	2.59%
Common	Li Jia Mao - Director, President of Gansu Xiaheqing Industrial Co.	2,400,000	1.55%
Common	Wang Li - Vice General Manager & Director	2,200,000	1.42%
Common	Wu Jian Xin - Vice General Manager & Director	560,500	0.36%
Common	Hu Xiu Hua - Director	Negligible	0%
Common	Yi Li Jing - Director	Negligible	0%
Common	Zhang Chao Jing - Director	600,000	0.39%
	All directors and officers as a group		90.90%

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No related party transactions.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The principal independent accounts and auditors in China, the Gansu Hongxin CPA firm,  base their fees on the actual participation by the work of staff at all levels of the actual working time spent for audit, plus a result of the candidates generated by disbursements costs (such as photocopying, travel and communication costs).  According to the scope of this work (excluding the United States audit of the financial statements of other companies, services), professional audit on the project fee of one million yuan (RMB)/year) (according to total assets 0.01%-0.02% basis), and plus other disbursements cost.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on form 10-K:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

We incorporate by reference all the documents included with our Form 8-K12g-3 dated July 16, 2004 on the acquisition of Nicholas Investment Company, Inc., as well as the information contained in said report on the acquisition and our Form 8-K filed with the SEC on June 14, 2004 containing the copy of the agreement between us and the Nicholas Investment Company, Inc., and its shareholders.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

YaSheng Group, Ltd.

Date: March 15, 2010	By:	/s/ Zhou Chang Sheng
Zhou Chang Sheng
Chief Executive Officer

YaSheng Group, Ltd.

Date: March 15, 2010	By:	/s/ Zhuang Hai Yun
Zhuang Hai Yun
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Zhou Chang Sheng and Hai Yun Zhuang the undersigned's true and lawful attorney-in-fact and agent with full power of substitution, for the undersigned and in the undersigned's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any other documents in connection therewith and to file the same, with all exhibits thereto, with the SEC, granting unto said attorney-in-fact and agent full power an authority to do and perform each and every act requisite and necessary to be done with respect to this Annual report on Form 10-K, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause  to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated below.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wand Deng Fu	Director and General Manager	March 15, 2010
Wand Deng Fu

/s/ Mei Ping Wu	Secretary	March 15, 2010
Mei Ping Wu

/s/ Cao Ziao Zhong	Director and General Manager	March 15, 2010
Cao Ziao Zhong

/s/ Wang Ning	Director and President of Lanzhou	March 15, 2010
Wang Ning	Vinyl Co., Ltd.

/s/ Luo Sheng Jing	Director, President of Gansu Tiaoshan Agro-Ind-Com Group	March 15, 2010
Luo Sheng Jing	Co. and Gansu YaSheng Salt Ltd.

/s/ Li Jia Mao	Director, President of Gansu Xiaheqing Industrial Co.	March 15, 2010
Li Jia Mao

/s/ Hu Xiu Hua	Director	March 15, 2010
Hu Xiu Hua

/s/ Yi Li Jing	Director	March 15, 2010
Yi Li Jing

/s/ Zhang Chao Jing	Director	March 15, 2010
Zhang Chao Jing

41

YASHENG GROUP
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yasheng Group:

We have audited the accompanying consolidated balance sheet of Yasheng Group and its subsidiaries (the "Company') as of December 31, 2004, and the related consolidated statements of operations, cash flows, and stockholders' equity for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Yasheng Group and its subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China
March 8, 2010

Gansu Hongxin Certified Public Accountants Co., Ltd.
20 Gaolan Road, Xingzhong Tower, 12th Floor - Lanzhou City, Gansu Province, PR China 730030
Telephone (0931)8446076 8446079 Fax (0931)8446073

YASHENG GROUP
CONSOLIDATED BALANCE SHEET

Year Ended December 31,
2004

ASSETS
Current assets:
Cash and cash equivalents	20,200,248
Accounts receivable, net	44,579,003
Inventories	64,956,871
Prepaid and other current assets	1,073,450
-
Total current assets	130,809,572
-
Equity and other investments	487,117
-
Property, plant and equipment, net	311,820,791
-
Construction in progress	7,746,671
Intangible assets, net	686,192,200
Other long term assets	68,099,404
-
Total assets	1,205,155,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	49,670,663
Short term loans	46,958,521
VAT Tax payable	1,005,310
Current portion of long term debt	32,111,319
Other current liabilities	2,321,052
-
Total current liabilities	132,066,865
-
Long term debt	26,263,830
Long term payable	34,038,815
-
Total liabilities	192,369,510

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355
Accumulated other comprehensive income	-
Retained earnings	857,688,890
-
Total stockholders’ equity	1,012,786,245
-
Total liabilities & stockholders' equity	1,205,155,755

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31,
2004

Net sales	541,774,931

Cost of goods sold	485,245,193

Gross profit	56,529,738

Operating expenses:
Sales and marketing	806,274
General and administrative	1,623,835
Total operating expenses	2,430,109

Operating profit	54,099,628

Interest expense	5,593,307

Other income (expense）	988,670

Income before income tax expense	49,494,992
Income tax expense

Net income	49,494,992

Basic earnings per share	0.32
Weighted average number of shares	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common	Retained	Accumulated Other	Total
	Stock	Earnings	Comprehensive Income

Balance as of January 1, 2004	154,651,008	808,193,898		962,844,906
Issuance of common stock (Nicholas Purchase)	446,347			446,347
Net income		49,494,992		49,494,992
Foreign currency translation				-

Balance as of December 31, 2004	155,097,355	857,688,890		1,012,786,245

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31,
2004

Net income	49,494,992
Other comprehensive income:
Foreign currency translation adjustment	0
Total other comprehensive income	0

Total comprehensive income	49,494,992

The accompanying notes are an integral part of these statements.

YASHENG GROUP
CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,
2004
Operating activities:
Net income	49,494,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,872,493
Allowance for doubtful accounts	(613,525)
Others	11,448,952
Changes in assets and liabilities:
Accounts receivable	12,295,091
Inventories	(1,219,948)
Prepaid and other current assets	26,010
Accounts payable	(40,351,816)
Tax payables	32,432
Accrued expenses and other current liabilities	73,378
Net cash provided by operating activities	37,058,060

Investing activities:
Purchase of assets	(39,233,359)
Investments	(7,409)
Net cash used in investing activities	(39,240,767)

Cash flows from financing activities:
Issuance of common stock	446,347
Dividends paid
Increase (decrease) in debt	1,586,120
Net cash provided by financing activities	2,032,467

Effect of exchange rate change on cash and cash equivalents

Net increase (decrease) in cash and cash equivalents	(150,240)

Cash and cash equivalents at beginning of period	20,350,488
Cash and cash equivalents at end of period	20,200,248

Supplemental disclosures:
Cash paid for interest	5,593,307
Cash paid for income taxes

The accompanying notes are an integral part of these consolidated financial statements.

Yasheng Group
Notes to Consolidated Financial Statements

1.	Organization and nature of operations

Yasheng Group (“The Company”) is a California corporation with primary operations in China. The Company designs, develops, manufactures and markets high-quality farming and sideline products; chemical materials and products; textiles; construction materials; and livestock and poultry. It also designs, develops and markets new technologies related to agriculture and genetic biology.

2.	Summary of significant accounting policies

(a)	Accounting standards

The consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with accounting principles generally accepted in the United States of America.

(b)	Fiscal year

The Company’s fiscal year ends on the 31st of December of each calendar year.

(c)	Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

(d)	Use of estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(e)	Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

(f)	Shipping and handling costs

The Company records outward freight, purchasing and receiving costs in selling expenses; inspection costs and warehousing costs are recorded as general and administrative expenses.

Yasheng Group
Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies - continued

(g)	Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits held by banks, and securities with maturities of three months or less. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are composed primarily of investments in money market accounts stated at cost, which approximates fair value.

(h)	Inventories

Inventories are recorded using the weighted average method and are valued at the lower of cost or market.

(i)	Accounts receivable, net

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its general allowance, including aging analysis, historical bad debt records, customer credit analysis and any specific known troubled accounts.

(j)	Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated on a straight-line basis over the life of the asset or the term of the lease, whichever is shorter. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to property and equipment used in production is reported in cost of sales. Property and equipment are depreciated over their estimated useful lives as follows:

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

(k)	Intangible assets

Intangible assets consist of mainly land use rights and are recorded at cost. The Company has over 40,000 acres of arable land that are cultivated using the latest scientific technologies to produce a wide variety of agricultural products.

Under PRC’s current property rights regime, use rights for specified periods (e.g., 40 to 70 years) can be obtained from the state through the up-front payment of land use fees. The fees are determined by the location, type and density of the proposed development. This separation of land ownership and use rights allows the trading of land use rights while maintaining state ownership of land.

Land use rights are amortized over 70 years using the straight-line method.

Yasheng Group
Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies - continued

(l)	Impairment of long-lived assets

The carrying amounts of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

(m)	Investments

Investments consist primarily of less than 20% equity positions in non-marketable securities and are recorded at lower of cost or market.

(n)	Foreign currency translation

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

Gains and losses resulting from foreign currency translation are recorded in a separate component of shareholders’ equity. Foreign currency translation adjustments are included in accumulated other comprehensive income in the consolidated statements of shareholders’ equity for the years presented.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

(o)	Income taxes

As a state-owned agricultural enterprise, the Company and all of its agricultural subsidiaries are exempted from enterprise income taxes with approval from the Gansu Provincial Bureau of Local Taxation. The only non-agricultural subsidiary, Baiyin Cement Plant, has suffered net loss for the years shown and therefore has no applicable taxable income. Because of the uncertainty of future profits, no deferred tax assets have been set up at this time.

(p)	Earnings per share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the year. The Company has no potentially dilutive shares for the periods shown.

(q)	Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company's business.

(r)	Advertising expense

The Company expenses advertising as incurred. Advertising expenses amounted to $77,454 for year 2004.

Yasheng Group
Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies - continued

(s)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets, consists of mainly the cumulative foreign currency translation adjustment.

(t)	Value added tax (VAT)

Value added tax is a consumption tax levied on value added. While the standard VAT rate in PRC is 17%, the Company's agricultural subsidiaries enjoy a reduced VAT rate of 4%.

(u)	RECENTLY ISSUED ACCOUNTING STANDARDS

Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Yasheng Group
Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies - continued

Statement No. 154 - Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Statement No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

The adoption of this new Statement has not had a material effect on the Company’s current financial position, results or operations, or cash flows.

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.

Statement No. 141 (revised 2007) – Business Combinations

In December 2007, the FASB revised SFAS No. 141 (revised 2007), Business Combinations.  This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.  The Company will adopt this statement beginning March 1, 2009.

It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Statement No. 160 – Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to the noncontrolling or minority interest.

The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Yasheng Group
Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies - continued

Statement No. 161 – Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB No. 133

In March 2008, the FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

Statement No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards.

SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Statement No. 163 – Accounting for Financial Guarantee Insurance Contracts – and interpretation of FASB Statement No. 60

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years.

SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

3.	Accounts receivable

Accounts receivable are recognized and carried at original invoice amount outstanding less an allowance for doubtful accounts. The activity in the Accounts Receivable was as follows:

Year Ended	Gross Balance	Allowance	Net Balance
December 31st	at end of	for doubtful	at end of
	year	accounts	year

2004	46,919,401	2,340,398	44,579,003

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Yasheng Group
Notes to Consolidated Financial Statements

4.	Inventories

The major classes of inventory: raw materials, packaging materials, products in process, finished goods, stocks, low-value consumable goods, materials in transit as well as others.

The following is a breakdown of the major categories of inventories.

Breakdown of Inventories

2004
Raw material	13,087,855
Finished Goods	32,699,905
Low-value consumable goods	9,480,750
Packaging material	6,421,799
Maintenance material	3,266,863

Total for the year	64,956,871

5.	Property, plant and equipment & depreciation

The major classes of property, plant and equipment include building and improvements, machinery and equipment, transportation facilities, agricultural facilities, etc. They are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The following is a breakdown of fixed assets and accumulated depreciation by fiscal year.

Property, plant and equipment	2004
Buildings and improvements	65,623,540
Farming facilities	59,050,333
Machinery and equipment	8,010,320
Transportation and other facilities	190,685,273

Total	323,369,466

Accumulated Depreciation	2004
Buildings and improvements	3,221,664
Farming facilities	2,957,891
Machinery and equipment	2,697,355
Transportation and other facilities	2,671,765

Total	11,548,675

Yasheng Group
Notes to Consolidated Financial Statements

6.	Intangible assets, net

Intangible assets consist of mainly land use rights and are recorded at cost. The Company has over 40,000 acres of arable land that are cultivated using the latest scientific technologies to produce a wide variety of agricultural products.

Under PRC’s current property rights regime, use rights for specified periods (e.g., 40 to 70 years) can be obtained from the state through the up-front payment of land use fees. The fees are determined by the location, type and density of the proposed development. This separation of land ownership and use rights allows the trading of land use rights while maintaining state ownership of land.

Land use rights are amortized over 70 years using the straight-line method.

7.	Other long term assets

The Company invests every year in windbreaks and sand-breaks to provide shelterbelts for many of the farms located near the Gobi Desert. These investments are recorded as other long term assets.

8.	China contribution plan

The Company’s subsidiaries in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution.

9.	Profit appropriation

Pursuant to the laws applicable to China’s Foreign Investment Enterprises, each of the Company’s subsidiaries in China must make appropriations from its after-tax profit to non-distributable reserve funds as determined by the Board of Directors. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP) until these reserves equal 50% of the amount of paid-in capital; the other fund appropriations are at the Company’s discretion.

10.	Concentration of risks

The operations of the Company are substantially located in the PRC and accordingly, investing in the shares of the Company is subject to among others, the PRC’s political, economic and legal risks.

11.	Income taxes

The Company and all of its agricultural subsidiaries are exempt from income taxes in the PRC. The Company has not filed an income tax return in the US.

12.	Debt

The Company obtains secured lending from the banks using the following two types of arrangements, collateral and guarantee. Collateral is loans secured against the assets of the Yasheng Group, while guarantee is loans provided with the guarantee from a third party.

Yasheng Group
Notes to Consolidated Financial Statements

12.	Debt - continued

(a) Long term debt

	Collateral	Guarantee	Total	Maturity
2004	17,450,688	8,813,142	26,263,830	3 years

(b) Current portion of long term debt

	Collateral	Guarantee	Total	Interest rate
2004	20,858,347	11,252,972	32,111,319	5.31%

(c) Short term debt

	Collateral	Guarantee	Total	Maturity	Interest rate
2004	28,328,825	18,629,696	46,958,521	1 year	5.85%

13.	Employee benefit plans

The Company provides the following benefits for all employees:

A. Employee Welfare Fund: An amount equal to 14% of payroll is set aside by the Company for standard employee benefits. This fund is managed and controlled by the Company. All required payments current.

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

The aforesaid items are for employee's benefits and should be accounted for as the Company's expenses.

14.	Segment information

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. Therefore, the company has two primary reporting segments: farming, and construction materials. Following is selected financial information for each segment:

Net Sales	2004

Construction material
Cement	6,955,154
Farming
Cereals	47,565,096
Vegetables/Melons/Fruits	386,282,844
Other	100,971,836

Total	541,774,931

Yasheng Group
Notes to Consolidated Financial Statements

15.	Earnings per share

The components of basic earnings per share are as follows:

Year Ended December 31,
2004
Net income available
For common shareholders	49,494,992

Weighted average shares
of common stock	155,097,355

Basic earnings per share	0.32

16.	Operating leases

The Company has no operating leases for the periods shown.

17.	Quarterly Information (Unaudited)

	Mar 31	Jun 30	Sep 30	Dec 31

Revenue	135,297,072	139,107,581	132,785,604	135,584,674
Gross Profit	14,599,695	14,681,768	14,347,238	441,616,492
Net Income	12,843,749	12,939,510	12,655,328	11,056,405
Basic/Diluted
Earnings per Share	.08	.08	.08	.07

18.	Stockholders’ Equity

The Company had only one change in stockholders’ equity for the period.  That addition was the purchase of Nicholas Investment Company on July 16, 2004.  The Company issued 446,347 shares of its stock representing a value of $446,347 for 100% of the stock of Nicholas.

INDEX TO EXHIBITS

Exhibit No.	Description

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002