Form 10-K
period 2005-12-31
Yasheng Group
filed 2010-03-30
CIK 1123312

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2005

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

State issuer’s revenues for its most recent fiscal year (12/31/05).  $ 567,363,643.

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

We generated approximately 12% of our revenues from field crop based products, 15% from vegetable based products, 46% from fruits, 14% from specialty crops, 12% from seeds, and 1% from poultry products and other products during fiscal year 2005.

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

We sell our products through an extensive nationwide sales and distribution network covering 16 provinces and over 100 cities in China.  As of December 31, 2005, this network was comprised of over 100 major and 80 minor distributors. Our products are also sold directly to food processors as well as processed within our company and then resold to supermarkets, other distributors, or further processed into retail food products.  We also sell many of the products sold fresh within Gansu province as well as nationally to food processors, distributors, or directly through the supermarkets. Our customers are based primarily in China and include national and international leading companies such as KFC, McDonald’s, Tsingtao Beer, Yanjing Beer, and major supermarket chains.  Our products are also sold as feed for livestock, ingredients for Chinese traditional medicines as well as other important ingredients in the food industry.

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

Our sales revenue increased by 4.7% in the fiscal year ended December 31, 2005 to $567million, from $542 million in the fiscal year ended December 31, 2004.  Net income increased by 25.1% in the fiscal year ended December 31, 2005 to $62 million from $49 million in the fiscal year ended December, 2004.  Our gross profit for the fiscal year ended December 31, 2005 was 11% as compared to 11% for the fiscal year ended December 31, 2004.

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

Due to a lack of the PCAOB certified auditor, on September 6, 2006,  we filed Form 15-12g, required by Rules 12g-4, 12h-3 and 15d-6 of the General Rules and Regulations under the Securities Exchange Act of 1934.  We are in the process of bringing all of our quarterly and annual reports current. On March 15, 2010, we started this process by filing our Form 10-K for the fiscal year ending December 31, 2004.

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

ITEM 1.                 BUSINESS - continued

Corporate Structure - continued

We believe that we have the characteristics of advanced level of modern agricultural technology, a high degree of organization, a large market capacity and yield good economic returns. Its ability to compete is much better than the traditional agriculture.  The application of agricultural techniques such as biological husbandry, genetically modified agriculture, and water-saving irrigation, has increased agricultural single rate and quality.

We believe we can ensure sustained and stable growth of modern agriculture in the aspects of capital, technology and manpower, and can speed up the process of industrialization of modern agriculture and export-oriented operations and can also enhance its international competitiveness.   The development of our Company can adapt to China's development direction of agricultural policy.  Based on the amount of our own funds each year, the Agricultural Development Bank of China can provide partial supporting funds.

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

Local, provincial and national long term relationships have been a key advantage for the company as they have established long roots in Northwest China.   Our ability to take on challenges, implement large scale projects, and produce national leading products have brought much respect and confidence by the governmental and other business leaders in China.   We have been honored as one of the top leading industrial companies in China thereby receiving preferential policies and most favored abilities to take on new projects promoted by the Central Government.

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

Our extensive sales and distribution network allows us to reach a wide range of customers all over the nation.   As of December 31, 2005, we had 100 regional distributors in 16 provinces.  Our distributors sell our products through their own network in the region to their various customers, including food processors, supermarkets and wholesale stores.  We have a stable and effective group of distributors who helped to sell our products all across China and internationally.

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

We currently sell our products to both distributors and direct customers across 16 provinces in China including: Gansu, Shanxi, Beijing, Shandong, Liaoning, Guangdong, Tianjin, Shanghai, Ningxia, Qinghai, Hebei, Inner Mongolia, Xinjiang, Jilin, Hubei and Guizhou, etc. By December 31, 2005, we have 184 distributors and 28 direct customers in China. Our company exports the products indirectly through the Chinese companies with Import and export qualification. For example, Gansu Agricultural Reclamation and Export Corporation and Gansu provincial level import and export company etc.

Our distributors sell our products to their various customers, including food processors, supermarkets and wholesale stores. We typically enter into a one-year contract with each of our distributors at the beginning of the year.  We believe we maintain stable relationships with our distributors, and many of them have been our distributors for more than three years. No customer or distributor accounted for more than 10% of our total revenue in fiscal year 2005.

Principal Suppliers for resale

During the 12 months ended December 31, 2005, we derived a substantial portion of our products for resale from many suppliers in GanSu & Northern China, valued at approximately US$160 million. Dependence upon a limited number of suppliers poses business risks, which is one reason why we have a diverse choice of vendors for our operations. These suppliers make up seed, animal feed, fertilizer, agro business materials, construction materials, technology companies, & many other related agriculture industry supplies companies.

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

Extensive Sales and Distribution Network

Our extensive sales and distribution network allows us to reach a wide range of customers all over the nation. As of December 31, 2005, we had 100 major regional distributors in 16 provinces. Our distributors sell our products through their own network in the region to their various customers, including food processors, supermarkets and wholesale stores. We have a stable and effective group of distributors who helped to sell our products all across China and internationally.

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

Patents

Title	Pat. #	Issued

A medicinal recombinant human lysozyme fusion gene and access to the methods of the drug protein	ZL03100582.9	6/1/2005

Foot and mouth disease vaccine by recombinant Protein gene expression in the establishment of Livestock disease foot and mouth disease virus detection antibody technology	ZL03100579.9	6/1/2005

Access to vaccine used in the production of Foot-and-mouth rape chloroplast transgenic plants	ZL01145166.1	7/27/2005

A cloning vector to produce the treatment of Microbial disease gene vascular endothelial Growth factor—2 drugs naked DNA	ZL03100580.2	11/2/2005

Preparation method of natural carotene	ZL95 1 15709.4	12/3/1999

Punching with inlay-style flat-type water dropper	ZL2004 2 0085127	11/9/2005

Bored potent type inlay bonded with a flat-type Water dropper	ZL2004 2 0085126.5	11/9/2005

Bored with inlay-style flat-type water dropper	ZL2004 2 0085125.0	11/9/2005

Punching-type bond with the powerful flat- type Water dropper	ZL2004 2 0085128.4	11/9/2005

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

ITEM 1.                 BUSINESS – continued

Environmental Matters – continued

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

Employees

As of December 31, 2005, we have a total of over 15,000 employees. The majority of employees are based in China, and up to 6 employees or contract employees are based in our U.S. headquarters. Among all the employees, 80% employees are farm workers, 5% employees are salespeople, 5% employees are management staff, & 10% technical staff.  We have experienced no work stoppages.

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

ITEM 1A.             RISK FACTORS - continued

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

ITEM 1A.             RISK FACTORS - continued

Lack of management control by owners of the common stock. - continued

Future sales of our common stock, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. We have approximately 155,097,355 shares of our common stock outstanding. There are a limited number of holders of our common stock. Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

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

PART II

ITEM 5:                 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PUCHASES OF EQUITY SECURITIES.

Our Common Stock

Our common stock has been quoted for trading on the Pink OTC Markets Inc. (the “Pink Sheets”) under the ticker symbol “YHGG”. As of December 31, 2005, there were 155,097,355 shares of common stock issued and outstanding.

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

As of December 31, 2005, there were approximately 200 holders of record of our common stock.

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

	Low	High
2005

Quarter ended December 31, 2005	$1.75	2.14
Quarter ended September 31, 2005	$3.20	4.10
Quarter ended June 30, 2005	$1.35	1.78
Quarter ended March 31, 2005	$1.80	2.10

2004

Quarter ended December 31, 2004	$2.20	3.80
Quarter ended September 31, 2004	$2.80	6.00
Quarter ended June 30, 2004	$1.50	5.80
Quarter ended March 31, 2004	$0.88	2.50

2003

Quarter ended December 31, 2003	$0.70	0.88

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

Equity Compensation Plans

There are no equity compensation or incentive plans as of December 31, 2005.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
	2005	2004
Sales	567,363,643	541,774,931
Net Income	61,908,281	49,494,992
Diluted Earnings per Share	.40	.32
Total Assets	1,312,360,621	1,205,155,755
Total Debt	211,776,054	192,369,510
Stockholders’ Equity	1,100,584,566	1,012,786,245

OTHER KEY FINANCIAL MEASURE OTHER KEY FINANCIAL
Debt to equity ratio	19%	19%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We generated approximately 12% of our revenues from field crop based products, 14% from vegetable based products, 46% from fruits, 14% from specialty crops, 13% from seeds, and 1% from poultry products and other products during fiscal year 2005.

The discussion below of our performance is based upon the 2005 and 2004 financial statements and our industry within the PRC.

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

China's estimated world share of Agriculture Production

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Principal Factors Affecting Our Financial Performance - continued

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

Product offering and pricing. Agriculture products have been and are expected to remain, our primary product base. We remain a national strategic commodity supplier for China but continue to enter into the high end markets with quality agriculture products.  Our food & beverage processing products contributed approximately 75.5% and 74.0% of our total net sales for years ended 2005. The gross profit for our products was approximately 11% for the fiscal year ended 2005.  We plan to continue to focus on our higher margin deep processed products in the future and have begun implementing a strategic plan to expand our product line with by-products from our core cultivated agro raw materials such as hops extract, flavorings, deep potato processing, organic fertilizers, animal feeds, eco-friendly pesticides, and bio energy.

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

Expansion of our production capacity. Expansion of capacity is needed to satisfy increased demand for our products. In order to increase our production capacity, we must make capital investment to build additional cultivation bases & processing facilities, to satisfy the projected demand of our products.

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

Reduction in taxes

From 2001 to 2005, a total of 234 million yuan (RMB) of the agricultural tax has been reduced and exempted, or 28.2 million (U.S.D)

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

Debt

Debt consists of a short term loan from a bank with an interest rate of 5.31% and a long term loan from a bank with an interest rate of 6.04%. Payments are to be made at irregular intervals on a set schedule. Following are annual maturities of the long term loan for the next four years and thereafter:

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

Our international sales accounted for very little of our net sales in 2003, 2004 and 2005.  As a result, we have exposure to foreign exchange risk with respect to a minor portion of our sales.  Fluctuations in exchange rates, particularly in the U.S. dollar to yuan (RMB) exchange rate, do not affect materially affect our gross and net profit margins even though they could result in foreign exchange and operating losses.

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

Segments

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. Therefore, the company has two primary reporting segments: farming and construction materials. Following is selected financial information for each segment for the current year 2005 and 2004.

	2005	2004
Sales
Construction materials	6,190,762	6,955,154
Farming and food related products	561,172,881	534,819,777
Total Sales	567,363,643	541,774,931

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.  The effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Gansu Hongxin CPA firm, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.              OTHER INFORMATION

None

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors, executive officers, and certain key employees:

MICHAEL - Please check the ages - these are the same as 2004 Michael Changed

Name	Age	Position Held	Date Appointed/Elected
Zhou Chang Sheng	64	Chairman	1998
Wang Deng Fu	49	Director & General Manager	1998
Mei Ping Wu	36	Secretary	2003
Cao Xiao Zhong	60	Director & General Manager	1998
Wang Ning	47	Director & President of Lanzhou Vinyl Co., Ltd	1998
Luo Sheng Jing	62	Director, President of Gansu Tiaoshan Agro-Ind-Com Group Co. and Gansu YaSheng Salt Ind.	1998
Li Jia Mao	52	Director, President of Gansu Xiaheqing Industrial Co.	1998
Wang Li	39	Vice General Manager & Director	1998
Wu Jian Xin	37	Vice General Manager & Director	1998
Hu Xiu Hua	49	Director	1998
Yi Li Jing	74	Director	1998
Zhang Chao Jing	47	Director	1998

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

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

ITEM 11.              EXECUTIVE COMPENSATION

The following table shows for the fiscal year ended December 31, 2005 the cash compensation paid by us, as well as certain other compensation paid or accrued by us, to our Principal Executive Officer and our Principal Accounting Officer.  None of our executive officers received aggregate compensation of more than $105,000 for fiscal year 2005.

ANNUAL COMPENSATION

		SALARY($)	ALL OTHER
NAME AND PRINCIPAL POSITION	POSITION	BONUS($)	COMPENSATION($)
Zhou Chang Sheng	Chairman and CEO	$30,000	$18,000
Zhuang Hai Yun	Chief Financial Officer	$10,000	$8,000

EMPLOYMENT AGREEMENTS

We currently have no employment agreements.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of outstanding Common Stock as of the date of this annual report on Form 10-K.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Zhou Chang Sheng - Chairman	85,120,000	54.88%
Common	Wang Deng Fu - Director & General Manager	24,100,000	15.53%
Common	Mei Ping Wu - Secretary	11,100,000	7.15%
Common	Cao Xiao Zhong - Director & General Manager	5,500,000	3.54%
Common	Wang Ning - Director & President of Lanzhou Vinyl Co., Ltd	5,000,000	3.22%
Common	Luo Sheng Jing - Director, President of Gansu Tiaoshan Agro-Ind-Com Group Co. and Gansu YaSheng Salt Ind.	4,000,000	2.57%
Common	Li Jia Mao - Director, President of Gansu Xiaheqing Industrial Co.	2,400,000	1.55%
Common	Wang Li - Vice General Manager & Director	2,200,000	1.42%
Common	Wu Jian Xin - Vice General Manager & Director	560,500	0.36%
Common	Hu Xiu Hua - Director	Negligible	0%
Common	Yi Li Jing - Director	Negligible	0%
Common	Zhang Chao Jing - Director	600,000	0.39%

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

YASHENG GROUP
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yasheng Group:

We have audited the accompanying consolidated balance sheets of Yasheng Group and its subsidiaries (the "Company') as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the two years ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Yasheng Group and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2010, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China
March 23, 2010

Gansu Hongxin Certified Public Accountants Co., Ltd.
20 Gaolan Road, Xingzhong Tower, 12th Floor - Lanzhou City, Gansu Province, PR China 730030
Telephone (0931)8446076 8446079 Fax (0931)8446073

YASHENG GROUP
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	20,917,440	20,200,248
Accounts receivable, net	57,364,922	44,579,003
Inventories	65,699,513	64,956,871
Prepaid and other current assets	385,854	1,073,450
	-	-
Total current assets	144,367,729	130,809,572
	-	-
Equity and other investments	598,605	487,117
	-	-
Property, plant and equipment, net	363,997,911	311,820,791
	-	-
Construction in progress	5,782,797	7,746,671
Intangible assets, net	701,049,019	686,192,200
Other long term assets	96,564,559	68,099,404
	-	-
Total assets	1,312,360,621	1,205,155,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	64,378,506	49,670,663
Short term loans	49,448,093	46,958,521
VAT Tax payable	1,102,070	1,005,310
Current portion of long term debt	25,092,306	32,111,319
Other current liabilities	1,517,042	2,321,052
	-	-
Total current liabilities	141,538,017	132,066,865
	-	-
Long term debt	34,155,534	26,263,830
Long term payable	36,082,504	34,038,815
	-	-
Total liabilities	211,776,054	192,369,510

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	25,890,040	-
Retained earnings	919,597,171	857,688,890
	-	-
Total stockholders’ equity	1,100,584,566	1,012,786,245
	-	-
Total liabilities & stockholders' equity	1,312,360,621	1,205,155,755

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004

Net sales	567,363,643	541,774,931

Cost of goods sold	501,419,028	485,245,193

Gross profit	65,944,615	56,529,738

Operating expenses:
Sales and marketing	638,905	806,274
General and administrative	1,858,777	1,623,835
Total operating expenses	2,497,682	2,430,109

Operating profit	63,446,933	54,099,628

Interest expense	2,623,299	5,593,307

Other income (expense)	1,084,647	988,670

Income before income tax expense	61,908,281	49,494,992
Income tax expense

Net income	61,908,281	49,494,992

Basic earnings per share	0.40	0.32
Weighted average number of shares	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Common Stock	Retained	Accumulated Other	Total
	Shares	Amount	Earnings	Comprehensive Income

Balance as of January 1, 2004	154,651,008	154,651,008	808,193,898		962,844,906
Issuance of common stock for Nicholas Purchase	446,347	446,347			446,347
Net income			49,494,992		49,494,992
Foreign currency translation					-

Balance as of December 31, 2004	155,097,355	155,097,355	857,688,890		1,012,786,245
Net income			61,908,281		61,908,281
Foreign currency translation				25,890,040	25,890,040

Balance as of December 31, 2005	155,097,355	155,097,355	919,597,172	25,890,040	1,100,584,567

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2005	2004

Net income	61,908,281	49,494,992
Other comprehensive income:
Foreign currency translation adjustment	25,890,040	0
Total other comprehensive income	25,890,040	0

Total comprehensive income	87,798,321	49,494,992

The accompanying notes are an integral part of these statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004
Operating activities:
Net income	61,908,281	49,494,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,658,545	5,872,493
Allowance for doubtful accounts	611,675	(613,525)
Others	1,173,548	11,448,952
Changes in assets and liabilities:
Accounts receivable	(12,258,013)	12,295,091
Inventories	917,862	(1,219,948)
Prepaid and other current assets	715,037	26,010
Accounts payable	13,282,847	(40,351,816)
Tax payables	71,062	32,432
Accrued expenses and other current liabilities	(708,089)	73,378
Net cash provided by operating activities	75,372,755	37,058,060

Investing activities:
Purchase of assets	(75,742,510)	(39,233,359)
Investments	(99,035)	(7,409)
Net cash used in investing activities	(75,841,545)	(39,240,767)

Cash flows from financing activities:
Issuance of common stock		446,347
Dividens paid
Increase (decrease) in debt	669,599	1,586,120
Net cash provided by financing activities	669,599	2,032,467

Effect of exchange rate change on cash and cash equivalents	516,383

Net increase (decrease) in cash and cash equivalents	717,193	(150,240)

Cash and cash equivalents at beginning of period	20,200,248	20,350,488
Cash and cash equivalents at end of period	20,917,441	20,200,248

Supplemental disclosures:
Cash paid for interest	4,328,816	5,593,307
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

The Company expenses advertising as incurred. Advertising expenses amounted to $237,923 and $77,454 for year 2005 and 2004, respectively.

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

Accounts receivable are recognized and carried at original invoice amount outstanding less an allowance for doubtful accounts. The activity in the Accounts Receivable was as follows:

Year Ended	Gross Balance	Allowance	Net Balance
December 31st	at end of	for doubtful	at end of
	year	accounts	year

2004	46,919,401	2,340,398	44,579,003
2005	60,376,580	3,011,658	57,364,922

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

Year Ended December 31st	Beginning Balance	Charged to costs and expenses	Write offs and other	Ending Balance

2005	2,340,398	671,260		3,011,658

Yasheng Group
Notes to Consolidated Financial Statements

4.	Inventories

The major classes of inventory: raw materials, packaging materials, products in process, finished goods, stocks, low-value consumable goods, materials in transit as well as others.

The following is a breakdown of the major categories of inventories.

Breakdown of Inventories
	2005	2004
Raw material	13,139,903	13,087,855
Finished Goods	32,849,756	32,699,905
Low-value consumable goods	9,854,927	9,480,750
Packaging material	6,569,951	6,421,799
Maintenance material	3,284,976	3,266,863

Total for the year	65,699,513	64,956,871

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

Property, plant and equipment	2005	2004
Buildings and improvements	77,393,152	65,623,540
Farming facilities	69,653,837	59,050,333
Machinery and equipment	8,900,212	8,010,320
Transportation and other facilities	231,018,560	190,685,273

Total	386,965,761	323,369,466

Accumulated Depreciation	2005	2004
Buildings and improvements	6,498,684	3,221,664
Farming facilities	5,959,409	2,957,891
Machinery and equipment	5,279,025	2,697,355
Transportation and other facilities	5,230,732	2,671,765

Total	22,967,850	11,548,675

6.	Intangible assets, net

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

(a) Long term debt

	Collateral	Guarantee	Total	Maturity
2004	17,450,688	8,813,142	26,263,830	3 years
2005	22,702,192	11,453,342	34,155,534	3 years

(b) Current portion of long term debt

	Collateral	Guarantee	Total	Interest rate
2004	20,858,347	11,252,972	32,111,319	5.31%
2005	16,300,271	8,792,035	25,092,306	5.31%

(c) Short term debt

	Collateral	Guarantee	Total	Maturity	Interest rate
2004	28,328,825	18,629,696	46,958,521	1 year	5.85%
2005	29,830,342	19,617,751	49,448,093	1 year	5.85%

Yasheng Group
Notes to Consolidated Financial Statements

13.	Employee benefit plans

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

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. Therefore, the company has two primary reporting segments: farming, and construction materials. Following is selected financial information for each segment:

Net Sales	2005	2004

Construction material
Cement	6,190,752	6,955,154
Farming
Cereals	48,112,460	47,565,096
Vegetables/Melons/Fruits	402,419,881	386,282,844
Other	110,640,550	100,971,836

Total	567,363,643	541,774,931

15.	Earnings per share

The components of basic earnings per share are as follows:

	Year Ended December 31,
	2005	2004
Net income available
For common shareholders	61,908,281	49,494,992

Weighted average shares
of common stock	155,097,355	155,097,355

Basic earnings per share	0.40	0.32

Yasheng Group
Notes to Consolidated Financial Statements

16.	Operating leases

The Company has no operating leases for the periods shown.

17.	Quarterly Information (Unaudited)

	Mar 31	Jun 30	Sep 30	Dec 31	Total
Revenue	135,888,971	142,012,926	142,480,082	147,254,664	567,636,643
Gross Profit	14,966,952	15,054,667	16,281,145	19,641,851	65,944,615
Net Income	13,981,344	13,945,445	15,417,147	18,564,345	61,908,281
Basic/Diluted
Earnings per Share	.08	.09	.10	.12	.40

18.	Stockholders’ Equity

Year 2004

The Company had only one change in stockholders’ equity for the period.  That addition was the purchase of Nicholas Investment Company on July 16, 2004.  The Company issued 446,347 shares of its stock representing a value of $446,347 for 100% of the stock of Nicholas.

Year 2005

The Company has had no shares sold nor new shares issued during the year 2005.

19.	Subsequent Events

The Company filed its form 10-K for the year ended December 31, 2004 on March 16, 2005.

INDEX TO EXHIBITS

Exhibit No.	Description

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002