Form 10-Q
period 2005-03-31
Yasheng Group
filed 2010-03-31
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐           TRANSITION REPORT PURSUANT TO SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________________

Commission File Number: 000-27557

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
☒ Yes     ☐ No

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

YASHENG GROUP

PART I           FINANCIAL INFORMATION

Item 1.           Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders Yasheng Group
Redwood City, California

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of March 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Yasheng Group and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and in our report dated March 8, 2010 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ Gansu Hongxin CPA
Lanzou, China

March 10, 2010

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	20,059,107	20,200,248
Accounts receivable, net	59,589,498	44,579,003
Inventories	63,581,444	64,956,871
Prepaid and other current assets	1,032,566	1,073,450

Total current assets	144,262,615	130,809,572

Equity and other investments	583,684	487,117

Property, plant and equipment, net	322,600,482	311,820,791
Construction in progress	7,495,140	7,746,671
Intangible assets, net	710,143,748	686,192,200
Other long term assets	62,270,217	68,099,404

Total assets	1,247,355,885	1,205,155,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	53,784,707	49,670,663
Short term loans	47,152,903	46,958,521
VAT Tax payable	1,022,534	1,005,310
Current portion of long term debt	32,111,319	32,111,319
Other current liabilities	1,626,300	2,321,052

Total current liabilities	135,697,762	132,066,865

Long term debt	26,031,621	26,263,830
Long term payable	58,858,914	34,038,815

Total liabilities	220,588,297	192,369,510

Stockholders' equity:
Common stock US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income
Retained earnings	871,670,234	857,688,890

Total stockholders' equity	1,026,767,589	1,012,786,245

Total liabilities & stockholders' equity	1,247,355,886	1,205,155,755

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For the Three Months Ended March 31,
	2005	2004

Net sales	135,888,971	135,297,072

Cost of goods sold	120,922,019	120,697,377

Gross profit	14,966,952	14,599,695

Operating expenses:
Sales and marketing	158,087	201,847
General and administrative	454,299	406,078
Total operating expenses	612,386	607,925

Operating profit	14,354,566	13,991,769

Interest expense	640,061	1,410,887

Other income (expense)	266,839	262,866

Income before income tax expense	13,981,344	12,843,749
Income tax expense	-

Net income	13,981,344	12,843,749

Basic earnings per share	0.09	0.08
Weighted average number of shares	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (audited)
(In US Dollars)

	For The Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	13,981,344	12,843,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	538,667	1,901,711
Allowance for doubtful accounts	788,363	(30,216)
Others	24,820,099	(1,834,993)
Changes in assets and liabilities:
Accounts receivable	(15,798,858)	605,538
Inventories	1,375,427	(1,023,693)
Prepaid and other current assets	40,884	1,521
Accounts payable	4,076,229	4,840,551
Tax payables	17,224	67,904
Accrued expenses and other current liabilities	(656,938)	156,473
Net cash provided by operating activities	29,182,441	17,528,544

Cash flows from investing activities:	-
Purchase of assets	(29,189,188)	(21,688,809)
Investments	(96,567)	143
Net cash used in investing activities	(29,285,754)	(21,688,666)

Cash flows from financing activities:
Issuance of common stock	-	-
Dividends paid	-	-
Increase (decrease) in debt	(37,827)	3,987,231
Net cash provided by financing activities	(37,827)	3,987,231

Effect of exchange rate change on cash and cash equivalents

Net increase (decrease) in cash and cash equivalents	(141,141)	(172,892)

Cash and cash equivalents at beginning of period	20,200,248	20,350,488
Cash and cash equivalents at end of period	20,059,107	20,177,597

Supplemental Disclosures:
Cash paid for interest	640,061	1,410,887
Cash paid for income taxes

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation, Organization and Business

The accompanying unaudited condensed consolidated financial statement (statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Yasheng Group's Form 10-K. The statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the People's Republic of China (PRC). All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

The statements include those of Yasheng Group and its subsidiaries: Gansu Yasheng Industrial Group Co., Ltd., Gansu Tiaoshan Agricultural-Industrial-Commercial Co., Ltd., Gansu Xiaheqing Co., Ltd., Gansu Yanguoxia Chemicals General Plant, Lanzhou Vinylon Group Co., Ltd., Nicholas Investment Company, Inc., and other smaller subsidiaries (collectively referred to as Yasheng or the Company). All significant intercompany balances have been eliminated.

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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighed average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

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

The following is a breakdown of the major categories of inventories.

As of	3/31/2005
Raw material	12,716,289
Finished goods	31,517,633
Low value consumable goods	9,576,472
Packaging material	6,470,854
Maintenance material	3,300,195
Total	63,581,444

4.	Other long term assets

The Company invests every year in windbreaks and sand-breaks to provide shelterbelts for many of the farms located near the Gobi Desert. These investments are recorded as other long term assets.

5.	China contribution plan

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

6.	Profit appropriation

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

7.	Concentration of risks

The operations of the Company are substantially located in the PRC and accordingly, investing in the shares of the Company is subject to among others, the PRC’s political, economic and legal risks.

8.	Income taxes

The Company and all of its agricultural subsidiaries are exempt from income taxes in the PRC. The Company has not filed an income tax return in the US.

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Debt

The Company obtains secured lending from the banks using the following two types of arrangements, collateral and guarantee. Collateral is loans secured against the assets of the Yasheng Group, while guarantee is loans provided with the guarantee from a third party.

10.	Employee benefit plans

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

The aforesaid items are for employee's benefits and should be accounted for as the Company's expenses.

11.	Operating leases

The Company has no operating leases for the periods shown.

12.	Segments

With the exception of the Baiyin Cement Plant, all other subsidiaries of the Company are agricultural/food based enterprises.  Therefore, the Company has two primary reporting segments: farming and construction materials.  Following is selected financial information for each segment:

	3 months	3 months
	Ended March 31,	ended March 31,
	2005	2004

Construction Materials	1,630,667	1,731,802
Agriculture/Food	134,258,304	133,565,270
Total Sales	135,888,971	135,297,072

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report for the year ended December 31, 2004.

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

GENERAL

Yasheng Group was originally incorporated in the Gansu province of China in November 1988 under the name Gansu Yasheng Salt Industrial Company, Ltd.  In January 2004 Yasheng reincorporated in California under the name Yasheng Group, Ltd.  With its largest operations and holdings in China, Yasheng is one of the three largest conglomerates in Gansu province with 126 operating divisions.  In addition to its large diverse agricultural holdings Yasheng is diversified in other industries such as the livestock and poultry, Chemical production, textiles, and construction materials.

On July 16, 2004 Yasheng Group, a California Corporation, acquired 54% of the total issued and outstanding common stock of Nicholas Investment Company, Inc. from its shareholders on a stock for stock basis determined by the relative net asset values of the two companies as of March 31, 2004.  Yasheng agreed to issue one share of its common stock for every 84 shares of Nicholas common stock tendered.  As of November 11, 2004 a total of 36,897,163 shares of Nicholas common stock had been tendered, representing a total of 91.7% of the total issued and outstanding and resulting in the issuance of 395,672 shares of Yasheng common stock.  Subsequent to the acquisition and pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission (the “Commission”), Yasheng elected to become the successor issuer to Nicholas for reporting purposes under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”) and elected to report under the Exchange Act effective July 15, 2004.  All financial information included in this report prior to the Acquisition Date is the financial information of Yasheng, as if Yasheng had been the registrant. The financial information since the Acquisition Date is the consolidated information of Yasheng and Nicholas.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations. - continued

RESULTS OF OPERATIONS

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For the Three Months Ended March 31,
	2005	2004

Net sales	135,888,971	135,297,072

Cost of goods sold	120,922,019	120,697,377

Gross profit	14,966,952	14,599,695

Operating expenses:
Sales and marketing	158,087	201,847
General and administrative	454,299	406,078
Total operating expenses	612,386	607,925

Operating profit	14,354,566	13,991,769

Interest expense	640,061	1,410,887

Other income (expense)	266,839	262,866

Income before income tax expense	13,981,344	12,843,749
Income tax expense	-

Net income	13,981,344	12,843,749

Basic earnings per share	0.09	0.08
Weighted average number of shares	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months	Three Months	Dollar	Percentage
	Ended March 31,	Ended March 31,	Change	Change
	2005	2004
Sales	135,888,971	135,297,072	591,899	.4%

The sales increases were not material in amount.

Cost of Sales	120,922,019	120,697,377	224,642	.2%

Cost of Goods Sold increased a small amount also. The percentage of increase was less than that of sales.

Gross Profit	14,966,952	14,599,695	367,257	2.5%

Operating Expenses	612,386	607,925	4,461	.7%
Operating Expenses were reduced significantly. This was due primarily to the reduction of sales and marketing expenses.

Interest Expense	640,061	1,410,887	(770,826)	54.6%

Net Income	13,981,344	12,843,749	1,137,595	8.9%

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk - continued

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk - continued

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

Item 4.             Controls and Procedures.

Changsheng Zhou and HaiYun Zhuang, our Chief Executive Officer and Chief Financial Officer, respectively, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of the date of this report on Form 10-Q. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION

Item 1.             Legal Proceedings

The Company is not presently a party to any legal actions.

Item 1A.          Risk Factors

There have been no material changes from the risk factors previously disclosed and this smaller reporting company is not required to provide the information required by this item.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.            Defaults Upon Senior Securities

None

Item 4.            (Removed and Reserved)

Item 5.            Other Information

None

Item 6.            Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2010	By:	/s/ Zhou Chang Sheng
Zhou Chang Sheng
Chief Executive Officer
YaSheng Group, Ltd.

Date: March 15, 2010	By:	/s/ Hai Yun Zhuang
Hai Yun Zhuang
Chief Financial Officer
YaSheng Group, Ltd.