Form 10-Q
period 2005-06-30
Yasheng Group
filed 2010-03-31
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of June 30, 2005, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three-month and six month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.

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

/S/ Gansu Hongxin CPA
Lanzou, China

March 20, 2010

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	20,325,675	20,200,248
Accounts receivable, net	58,052,558	44,579,003
Inventories	63,820,176	64,956,871
Prepaid and other current assets	955,735	1,073,450

Total current assets	143,154,145	130,809,572

Equity and other investments	583,684	487,117

Property, plant and equipment, net	339,477,200	311,820,791
Construction in progress	7,283,136	7,746,671
Intangible assets, net	703,930,736	686,192,200
Other long term assets	68,443,715	68,099,404

Total assets	1,262,872,616	1,205,155,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	54,719,460	49,670,663
Short term loans	47,328,581	46,958,521
VAT Tax payable	1,037,939	1,005,310
Current portion of long term debt	32,111,319	32,111,319
Other current liabilities	1,589,874	2,321,052

Total current liabilities	136,787,172	132,066,865

Long term debt	25,887,653	26,263,830
Long term payable	59,484,758	34,038,815

Total liabilities	222,159,503	192,369,510

Stockholders' equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income
Retained earnings	885,615,679	857,688,890

Total stockholders' equity	1,040,713,034	1,012,786,245

Total liabilities & stockholders' equity	1,262,872,616	1,205,155,755

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	142,012,926	139,107,581	277,901,898	274,404,652

Cost of goods sold	126,958,259	124,425,813	247,880,278	245,123,190

Gross profit	15,054,567	14,681,768	30,021,619	29,281,453

Operating expenses:
Sales and marketing	172,678	201,720	330,766	403,567
General and administrative	533,080	411,061	987,379	817,139
Total operating expenses	705,758	612,780	1,318,144	1,220,706

Operating profit	14,348,909	14,068,987	28,703,475	28,060,757

Interest expense	670,092	1,368,623	1,310,153	2,779,510

Other income (expense)	266,628	239,146	533,467	502,012

Income before income tax expense	13,945,445	12,939,510	27,926,789	25,783,259
Income tax expense	-	-	-	-

Net income	13,945,445	12,939,510	27,926,789	25,783,259

Basic earnings per share	0.09	0.08	0.18	0.17
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (audited)
(In US Dollars)

	For the Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	27,926,789	25,783,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,742,303	3,849,850
Allowance for doubtful accounts	707,642	(1,021)
Others	25,445,943	(2,044,794)
Changes in assets and liabilities:
Accounts receivable	(14,181,197)	20,462
Inventories	1,136,694	22,037
Prepaid and other current assets	117,715	379
Accounts payable	4,983,570	(12,707,408)
Tax payables	32,629	22,429
Accrued expenses and other current liabilities	(665,952)	49,742
Net cash provided by operating activities	47,246,136	14,994,936

Cash flows from investing activities:
Purchase of assets	(47,018,024)	(15,727,965)
Investments	(96,567)	158
Net cash used in investing activities	(47,114,591)	(15,727,807)

Cash flows from financing activities:
Issuance of common stock
Dividends paid
Increase (decrease) in debt	(6,118)	679,096
Net cash provided by financing activities	(6,118)	679,096

Effect of exchange rate change on cash and cash equivalents	0	-

Net increase (decrease) in cash and cash equivalents	125,427	(53,775)

Cash and cash equivalents at beginning of period	20,200,248	20,350,488
Cash and cash equivalents at end of period	20,325,675	20,296,713

Supplemental Disclosures:
Cash paid for interest	1,310,153	2,779,510
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

The following is a breakdown of the major categories of inventories.

As of	6/30/2005
Raw material	12,764,036
Finished goods	31,708,620
Low value consumable goods	9,576,472
Packaging material	6,470,854
Maintenance material	3,300,195
Total	63,820,176

4.	Other long term assets

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

With the exception of the Baiyin Cement Plant, all other subsidiaries of the Company are agricultural/food based enterprises.  Therefore, the Company has two primary reporting segments: farming and construction materials.  Following is selected financial information for each segment:

	3 months	3 months
	Ended June 30,	ended June 30,
	2005	2004

Construction Materials	1,704,155	1,780,577
Agriculture/Food	140,308,771	137,327,004
Total Sales	142,012,926	139,107,581

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

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations. - continued

RESULTS OF OPERATIONS

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	142,012,926	139,107,581	277,901,898	274,404,652

Cost of goods sold	126,958,259	124,425,813	247,880,278	245,123,190

Gross profit	15,054,567	14,681,768	30,021,619	29,281,453

Operating expenses:
Sales and marketing	172,678	201,720	330,766	403,567
General and administrative	533,080	411,061	987,379	817,139
Total operating expenses	705,758	612,780	1,318,144	1,220,706

Operating profit	14,348,909	14,068,987	28,703,475	28,060,757

Interest expense	670,092	1,368,623	1,310,153	2,779,510

Other income (expense)	266,628	239,146	533,467	502,012

Income before income tax expense	13,945,445	12,939,510	27,926,789	25,783,259
Income tax expense	-	-	-	-

Net income	13,945,445	12,939,510	27,926,789	25,783,259

Basic earnings per share	0.09	0.08	0.18	0.17
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

Comparison of the three months

	Three months		Dollar	Percentage
	Ended June 30, 2005	Ended June 30, 2004	Change	Change

Sales	142,012,926	139,107,581	2,905,345	2.1%
Costs of Sales	126,958,259	124,425,813	2,532,446	2.0%
Gross Profit	15,054,667	14,681,768	372,899	2.5%
Operating Expenses	705,758	612,780	92,978	15.2%
Interest Expense	670,092	1,368,623	(698,531)	(51.0%)
Net Income	13,945,445	12,939,510	1,005,935	7.8%

Comparison of the six months
	Six months		Dollar	Percentage
	Ended June 30, 2005	Ended June 30, 2004	Change	Change

Sales	277,901,898	274,404,652	3,497,246	1.3%
Cost of Sales	247,880,278	274,404,652	3,497,246	1.1%
Gross Profit	30,021,619	29,281,463	740,156	2.5%
Operating Expenses	1,318,144	1,220,706	97,438	8.0%
Interest Expense	1,310,153	2,779,510	(1,469,357)	(52.9%)
Net Income	27,926,789	25,783,259	2,143,530	8.3%

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