Form 10-Q
period 2005-09-30
Yasheng Group
filed 2010-03-31
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

/S/ Gansu Hongxin CPA
Lanzou, China

March 20, 2010

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	September 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	20,882,269	20,200,248
Accounts receivable, net	62,089,317	44,579,003
Inventories	65,546,461	64,956,871
Prepaid and other current assets	718,054	1,073,450

Total current assets	149,236,101	130,809,572

Equity and other investments	596,918	487,117

Property, plant and equipment, net	358,640,977	311,820,791
Construction in progress	6,536,401	7,746,671
Intangible assets, net	722,464,582	686,192,200
Other long term assets	70,577,042	68,099,404

Total assets	1,308,052,021	1,205,155,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	56,684,023	49,670,663
Short term loans	48,623,378	46,958,521
VAT Tax payable	1,068,856	1,005,310
Current portion of long term debt	32,839,408	32,111,319
Other current liabilities	1,569,968	2,321,052

Total current liabilities	140,785,633	132,066,865

Long term debt	26,319,871	26,263,830
Long term payable	61,219,296	34,038,815

Total liabilities	228,324,800	192,369,510

Stockholders' equity:
Common stock: US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	23,597,039	-
Retained earnings	901,032,826	857,688,890

Total stockholders' equity	1,079,727,220	1,012,786,245

Total liabilities & stockholders' equity	1,308,052,021	1,205,155,755

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	142,480,082	132,785,604	420,381,980	407,190,257

Cost of goods sold	126,198,937	118,438,366	374,079,215	363,551,556

Gross profit	16,281,145	14,347,238	46,302,765	43,628,701

Operating expenses:
Sales and marketing	155,472	200,812	486,237	604,379
General and administrative.	473,008	418,378	1,460,387	1,235,517
Total operating expenses	628,479	619,190	1,946,624	1,839,895

Operating profit	15,652,666	13,728,048	44,356,141	41,788,805

Interest expense	540,325	1,325,490	1,850,478	4,105,000

Other income (expense)	304,806	252,770	838,273	754,782

Income before income tax expense	15,417,147	12,655,328	43,343,936	38,438,586
Income tax expense	-	-	-	-

Net income	15,417,147	12,655,328	43,343,936	38,438,586

Basic earnings per share	0.10	0.08	0.28	0.25
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (audited)
(In US Dollars)

	For The Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	43,343,936	38,438,586
Adjustments to reconcile net income to net cash provided by operating activities:	-
Depreciation and amortization	5,896,200	5,729,917
Allowance for doubtful accounts	866,568	(490,132)
Others	26,408,688	11,028,720
Changes in assets and liabilities:
Accounts receivable	(17,366,102)	9,822,279
Inventories	883,236	(418,011)
Prepaid and other current assets	379,735	39,262
Accounts payable	5,802,775	(39,786,844)
Tax payables	40,752	20,021
Accrued expenses and other current liabilities	(719,355)	61,410
Net cash provided by operating activities	65,536,434	24,445,210

Cash flows from investing activities:
Purchase of assets	(65,907,545)	(25,646,412)
Investments	(98,756)	(1,410)
Net cash used in investing activities	(66,006,301)	(25,647,822)

Cash flows from financing activities:
Issuance of common stock	-
Dividends paid	-
Increase (decrease) in debt	60,660	923,809
Net cash provided by financing activities	60,660	923,809

Effect of exchange rate change on cash and cash equivalents	1,091,228	-

Net increase (decrease) in cash and cash equivalents	682,021	(278,803)

Cash and cash equivalents at beginning of period	20,200,248	20,350,488
Cash and cash equivalents at end of period	20,882,269	20,071,685

Supplemental Disclosures:
Cash paid for interest	1,850,478	4,105,000
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

The following is a breakdown of the major categories of inventories.

As of	9/30/2005
Raw material	13,109,293
Finished goods	33,451,980
Low value consumable goods	9,330,867
Packaging material	6,371,757
Maintenance material	3,282,564
Total	65,546,461

4.	Other long term assets

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

With the exception of the Baiyin Cement Plant, all other subsidiaries of the Company are agricultural/food based enterprises.  Therefore, the Company has two primary reporting segments: farming and construction materials.  Following is selected financial information for each segment:

	3 months	3 months
	ended September 30,	ended September 30,
	2005	2004

Construction Materials	1,709,760	1,699,655
Agriculture/Food	140,770,322	131,085,949
Total Sales	142,480,082	132,785,604

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

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations. - continued

RESULTS OF OPERATIONS

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	142,480,082	132,785,604	420,381,980	407,190,257

Cost of goods sold	126,198,937	118,438,366	374,079,215	363,551,556

Gross profit	16,281,145	14,347,238	46,302,765	43,628,701

Operating expenses:
Sales and marketing	155,472	200,812	486,237	604,379
General and administrative.	473,008	418,378	1,460,387	1,235,517
Total operating expenses	628,479	619,190	1,946,624	1,839,895

Operating profit	15,652,666	13,728,048	44,356,141	41,788,805

Interest expense	540,325	1,325,490	1,850,478	4,105,000

Other income (expense)	304,806	252,770	838,273	754,782

Income before income tax expense	15,417,147	12,655,328	43,343,936	38,438,586
Income tax expense	-	-	-	-

Net income	15,417,147	12,655,328	43,343,936	38,438,586

Basic earnings per share	0.10	0.08	0.28	0.25
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

Comparison of the three months
	Three months		Dollar	Percentage
	Ended September 30	Ended September 30	Change	Change
	2005	2004

Sales	142,480,082	132,785,604	9,694,478	7.3%
Costs of Sales	126,198,937	118,438,366	7,760,571	6.6%
Gross Profit	16,281,145	14,347,238	1,933,907	13.5%
Operating Expenses	628,479	619,190	9,289	1.5%
Interest Expense	540,325	1,325,490	(785,165)	(59.20%)
Net Income	15,417,147	12,655,328	2,761,819	21.8%

Comparison of the nine months

	Nine months		Dollar	Percentage
	Ended September 30,	Ended September 30,	Change	Change
	2005	2004

Sales	420,381,980	407,190,257	13,191,723	3.2%
Cost of Sales	374,079,215	363,561,556	10,517,659	2.9%
Gross Profit	46,302,765	43,628,701	2,674,064	6.1%
Operating Expenses	1,946,624	1,839,896	106,728	5.8%
Interest Expense	1,850,478	4,105,000	(2,254,222)	(54.90%)
Net Income	43,343,936	38,438,586	4,905,350	12.8%

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