Form 10-Q
period 2006-03-31
Yasheng Group
filed 2010-04-08
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐           TRANSITION REPORT PURSUANT TO SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________________

Commission File Number: 000-27557

YaSheng Group

(Exact name of registrant as specified in its charter)

California	33-0788293
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

805 Veterans Blvd., Suite 228, Redwood City, CA	94063
(Address of Principal Executive Offices)	(Zip Code)

(650) 363-8345

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of March 31, 2006, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Yasheng Group and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and in our report dated March 8, 2010 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ Gansu Hongxin CPA
Lanzou, China

April 4, 2010

YENSHENG GROUP
Condensed Consolidated Balance Sheets (Unaudited)
(In US Dollars)

	As Of
	March 31, 2006	December 31, 2005
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash & Cash equivalents	19,929,142	20,917,440
Accounts Receivable, net	63,234,539	57,364,922
Inventories	66,541,302	65,699,513
Prepaid & other current assets	748,439	385,854

Total current assets	150,453,422	144,367,729

Equity & other investments	334,758	598,605

Property, plant & equipment, net	373,010,637	363,997,911
Construction in progress	5,453,318	5,782,797
Intangible assets, net	727,122,133	701,049,019
Other long term assets	95,604,745	96,564,559

Total Assets	1,351,979,013	1,312,360,620

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable & accrued expenses	59,470,778	64,378,506
Short term loans	47,807,921	49,448,093
VAT Tax payable	1,112,455	1,102,070
Current portion of long term debt	30,538,530	25,092,306
Other current liabilities	1,198,341	1,517,042

Total current liabilities	140,128,025	141,538,017

Long term debt	26,319,175	34,155,534
Long term payable	62,287,840	36,082,504

Total liabilities	228,735,040	211,776,055

Stockholders' equity
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued & outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	33,193,408	25,890,040
Retained earnings	934,953,191	919,597,171

Total stockholders' equity	1,123,243,954	1,100,584,566

Total liabilities & stockholders' equity	1,351,978,994	1,312,360,621

The accompanying notes are an integral part of these consolidated financial statements

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2006	2005

Net Sales	141,323,259	135,888,971

Costs of Good Sold	124,878,124	120,922,019

Gross profit	16,445,135	14,966,952

Operating Expenses:
Sales & marketing	247,477	158,087
General & administrative	628,517	454,299
Total operaing expenses	875,994	612,386

Operating Profit	15,569,141	14,354,566

Interest Expense	556,364	640,061

Other income (expense)	343,243	266,839

Income before income tax expense	15,356,020	13,981,344
Income tax expense

Net Income	15,356,020	13,981,344

Basic earnings per share	0.10	0.09
Weighted average number of shares	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	15,356,020	13,981,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,929,777	538,667
Allowance fro doubtful accounts	288,284	788,363
Others	25,965,896	24,820,099
Changes in assets & liabilities:
Accounts receivable	(5,777,232)	(15,798,858)
Inventories	(405,814)	1,375,427
Prepaid & other current assets	(360,024)	40,884
Accounts payable	(5,339,341)	4,076,229
Tax payables	3,071	17,224
Accrued expenses & other current liabilities	(324,364)	(656,938)
Net cash provided by operating activities	31,336,273	29,182,441

Cash flows from investing activities:
Purchase of assets	(27,979,594)	(29,189,188)
Investments	267,819	(96,567)
Net cash used in investing activities	(27,711,775)	(29,285,755)

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Increase (decrease) in debt	(4,751,603)	(37,827)
Net cash provided by financing activities	(4,751,603)	(37,827)

Effect of exchange rate change on cash & cash equivalents	138,806	-

Net increase (decrease) in cash & cash equivalents	(988,298)	(141,141)

Cash & cash equivalents at beginning of period	20,917,440	20,200,248
Cash & cash equivalents at end of period	19,929,142	20,059,107

Supplemental Disclosures:
Cash paid for interest	556,364	640,061
Cash paid for income taxes

The accompanying notes are an integral part of these consolidated financial statements

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

The following is a breakdown of the major categories of inventories.

As of	3/31/2006
Raw material	13,308,261
Finished goods	33,885,519
Low value consumable goods	9,576,472
Packaging material	6,470,854
Maintenance material	3,300,195
Total	66,541,302

4.	Other long term assets

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

With the exception of the Baiyin Cement Plant, all other subsidiaries of the Company are agricultural/food based enterprises.  Therefore, the Company has two primary reporting segments: farming and construction materials.  Following is selected financial information for each segment:

	3 months	3 months
	Ended June 30,	ended June 30,
	2006	2005

Construction Materials	1,179,935	1,704,155
Agriculture/Food	140,143,324	140,308,771
Total Sales	141,323,259	142,012,926

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report for the year ended December 31, 2005.

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

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations. - continued

RESULTS OF OPERATIONS

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2006	2005

Net Sales	141,323,259	135,888,971

Costs of Good Sold	124,878,124	120,922,019

Gross profit	16,445,135	14,966,952

Operating Expenses:
Sales & marketing	247,477	158,087
General & administrative	628,517	454,299
Total operaing expenses	875,994	612,386

Operating Profit	15,569,141	14,354,566

Interest Expense	556,364	640,061

Other income (expense)	343,243	266,839

Income before income tax expense	15,356,020	13,981,344
Income tax expense

Net Income	15,356,020	13,981,344

Basic earnings per share	0.10	0.09
Weighted average number of shares	155,097,355	155,097,355

Comparison of the three months

	Three months		Dollar	Percentage
	ended March 31, 2006	ended March 31, 2005	Change	Change

Sales	141,323,259	135,888,971	5,434,288	4.00%
Costs of Sales	124,878,124	120,922,019	3,956,105	3.27%
Gross Profit	16,445,135	14,966,952	1,478,183	9.88%
Operating Expenses	875,994	612,386	263,608	43.05%
Interest Expense	556,364	640,061	(83,697)	(13.08%)
Net Income	15,356,020	13,981,344	1,374,676	9.83%

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Our international sales accounted for very little of our net sales from 2003 through 2005 and 2006.  As a result, we have exposure to foreign exchange risk with respect to a minor portion of our sales.  Fluctuations in exchange rates, particularly in the U.S. dollar to yuan (RMB) exchange rate, do not affect materially affect our gross and net profit margins even though they could result in foreign exchange and operating losses.

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

Date: April 4, 2010	By:	/s/ Zhou Chang Sheng
Zhou Chang Sheng
Chief Executive Officer
YaSheng Group, Ltd.

Date: April 4, 2010	By:	/s/ Hai Yun Zhuang
Hai Yun Zhuang
Chief Financial Officer
YaSheng Group, Ltd.