Form 10-Q
period 2006-06-30
Yasheng Group
filed 2010-04-08
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐           TRANSITION REPORT PURSUANT TO SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of June 30, 2006, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three-month and six month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

/S/ Gansu Hongxin CPA
Lanzou, China

April 4, 2010

YENSHENG GROUP
Condensed Consolidated Balance Sheets (Unaudited)
(In US Dollars)

	As of
	30-Jun	31-Dec
	2006	2005
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash & Cash equivalents	18,621,784	20,917,440
Accounts Receivable, net	58,826,948	57,364,922
Inventories	67,157,105	65,699,513
Prepaid & other current assets	1,227,965	385,854
	-	-
Total current assets	145,833,802	144,367,729
	-	-
Equity & other investments	304,167	598,605
	-	-
Property, plant & equipment, net	372,218,103	363,997,911
Construction in progress	5,160,079	5,782,797
Intangible assets, net	753,073,509	701,049,019
Other long term assets	95,236,272	96,564,559
	-	-
Total Assets	1,371,825,932	1,312,360,620
	-	-
LIABILITIES & STOCKHOLDERS' EQUITY	-	-
Current Liabilities	-	-
Accounts Payable & accrued expenses	62,738,014	64,378,506
Short term loans	46,269,573	49,448,093
VAT Tax payable	1,144,576	1,102,070
Current portion of long term debt	27,934,050	25,092,306
Other current liabilities	1,224,380	1,517,042
	-	-
Total current liabilities	139,310,593	141,538,017
	-	-
Long term debt	26,184,576	34,155,534
Long term payable	65,555,561	36,082,504
	-	-
Total liabilities	231,050,730	211,776,055
	-	-
Stockholders' equity	-	-
Common stock, US$1.00 par value	-	-
800,000,000 shares authorized	-	-
155,097,355 shares issued & outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	36,199,739	25,890,040
Retained earnings	949,478,108	919,597,171
	-	-
Total stockholders' equity	1,140,775,202	1,100,584,566
	-	-
Total liabilities & stockholders' equity	1,371,825,932	1,312,360,621

The accompanying notes are an integral part of these consolidated financial statements

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended June 30,		For Six Months Ended June 30,
	2006	2005	2006	2005

Net Sales	151,833,641	142,012,926	293,156,900	277,901,898
	-	-	-	-
Costs of Good Sold	136,280,389	126,958,259	261,158,514	247,880,278
	-	-	-	-
Gross profit	15,553,251	15,054,667	31,998,386	30,021,619
	-	-	-	-
Operating Expenses:	-	-	-	-
Sales & marketing	204,247	172,678	451,724	330,766
General & administrative	598,994	533,080	1,227,511	987,379
Total operaing expenses	803,241	705,758	1,679,235	1,318,145
	-	-	-	-
Operating Profit	14,750,010	14,348,909	30,319,151	28,703,475
	-	-	-	-
Interest Expense	494,231	670,092	1,050,594	1,310,153
	-	-	-	-
Other income (expense)	269,138	266,628	612,381	533,467
	-	-	-	-
Income before income tax expense	14,524,917	13,945,445	29,880,937	27,926,789
Income tax expense	-	-	-	-
	-	-	-	-
Net Income	14,524,917	13,945,445	29,880,937	27,926,789

Basic earnings per share	0.09	0.09	0.19	0.18
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Six Months Ended June 30
	2006	2005

Cash flows from operating activities:
Net income	29,880,937	27,926,789
Adjustments to reconcile net income to net cash provided by operating activities:	-	-
Depreciation & amortization	3,824,982	1,742,303
Allowance fro doubtful accounts	48,676	707,642
Others	29,136,403	25,445,943
Changes in assets & liabilities:	-	-
Accounts receivable	(975,480)	(14,181,197)
Inventories	(844,607)	1,136,694
Prepaid & other current assets	(838,511)	117,715
Accounts payable	(2,265,438)	4,983,570
Tax payables	32,223	32,629
Accrued expenses & other current liabilities	(282,530)	(665,952)
Net cash provided by operating activities	57,716,655	47,246,136
		-
Cash flows from investing activities:	-	-
Purchase of assets	(51,226,716)	(47,018,024)
Investments	300,023	(96,567)
Net cash used in investing activities	(50,926,693)	(47,114,591)
	-	-
Cash flows from financing activities:	-	-
Issuance of common stock	-	-
Dividens paid	-	-
Increase (decrease) in debt	(9,321,882)	(6,118)
Net cash provided by financing activities	(9,321,882)	(6,118)
	-	-
Effect of exchange rate change on cash & cash equivalents	236,262	-
	-	-
Net increase (decrease) in cash & cash equivalents	(2,295,656)	125,427
	-	-
Cash & cash equivalents at beginning of period	20,917,440	20,200,248
Cash & cash equivalents at end of period	18,621,784	20,325,675

Supplemental Disclosures:
Cash paid for interest	1,050,594	1,310,153
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

The following is a breakdown of the major categories of inventories.

As of	6/30/2006
Raw material	13,431,421
Finished goods	34,378,162
Low value consumable goods	9,576,472
Packaging material	6,470,854
Maintenance material	3,300,195
Total	67,157,105

4.	Other long term assets

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

With the exception of the Baiyin Cement Plant, all other subsidiaries of the Company are agricultural/food based enterprises.  Therefore, the Company has two primary reporting segments: farming and construction materials.  Following is selected financial information for each segment:
	3 months	3 months
	Ended June 30,	ended June 30,
	2006	2005

Construction Materials	1,180,317	1,704,155
Agriculture/Food	150,653,324	140,308,771
Total Sales	151,833,641	142,012,926

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

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations. - continued

RESULTS OF OPERATIONS

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended June 30,		For Six Months Ended June 30,
	2006	2005	2006	2005

Net Sales	151,833,641	142,012,926	293,156,900	277,901,898
	-	-	-	-
Costs of Good Sold	136,280,389	126,958,259	261,158,514	247,880,278
	-	-	-	-
Gross profit	15,553,251	15,054,667	31,998,386	30,021,619
	-	-	-	-
Operating Expenses:	-	-	-	-
Sales & marketing	204,247	172,678	451,724	330,766
General & administrative	598,994	533,080	1,227,511	987,379
Total operaing expenses	803,241	705,758	1,679,235	1,318,145
	-	-	-	-
Operating Profit	14,750,010	14,348,909	30,319,151	28,703,475
	-	-	-	-
Interest Expense	494,231	670,092	1,050,594	1,310,153
	-	-	-	-
Other income (expense)	269,138	266,628	612,381	533,467
	-	-	-	-
Income before income tax expense	14,524,917	13,945,445	29,880,937	27,926,789
Income tax expense	-	-	-	-
	-	-	-	-
Net Income	14,524,917	13,945,445	29,880,937	27,926,789

Basic earnings per share	0.09	0.09	0.19	0.18
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

Comparison of the three months
	Three months		Dollar	Percentage
	Ended June 30, 2006	Ended June 30, 2005	Change	Change

Sales	151,833,641	142,012,926	9,820,715	6.92%
Costs of Sales	136,280,389	126,958,259	9,322,130	7.34%
Gross Profit	15,553,252	15,054,667	498,585	3.31%
Operating Expenses	803,242	705,758	97,484	13.81%
Interest Expense	494,231	670,092	(175,861)	(26.24%)
Net Income	14,524,917	13,945,445	579,472	4.16%

Comparison of the six months
	Six months		Dollar	Percentage
	Ended June 30, 2006	Ended June 30, 2005	Change	Change
Sales	293,156,900	277,901,898	15,255,002	5.49%
Cost of Sales	261,158,514	247,880,278	13,278,236	5.36%
Gross Profit	31,998,386	30,021,619	1,976,767	6.58%
Operating Expenses	1,679,235	1,318,144	361,091	27.39%
Interest Expense	1,050,594	1,310,153	(259,559)	(19.81%)
Net Income	29,880,937	27,926,789	1,954,148	7.00%

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