Form 10-Q
period 2006-09-30
Yasheng Group
filed 2010-04-08
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of September 30, 2006, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three-month period and nine month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

/S/ Gansu Hongxin CPA
Lanzou, China

April 4, 2010

YENSHENG GROUP
Condensed Consolidated Balance Sheets (Unaudited)

	As of
	September 30, 2006	December 31, 2005
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash & Cash equivalents	18,096,631	20,917,440
Accounts Receivable, net	59,408,271	57,364,922
Inventories	68,634,263	65,699,513
Prepaid & other current assets	1,637,535	385,854

Total current assets	147,776,700	144,367,729

Equity & other investments	278,047	598,605

Property, plant & equipment, net	382,387,088	363,997,911
Construction in progress	5,122,987	5,782,797
Intangible assets, net	773,013,814	701,049,019
Other long term assets	95,860,191	96,564,559

Total Assets	1,404,438,827	1,312,360,620

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable & accrued expenses	65,642,371	64,378,506
Short term loans	42,504,836	49,448,093
VAT Tax payable	1,173,588	1,102,070
Current portion of long term debt	25,638,561	25,092,306
Other current liabilities	1,297,661	1,517,042

Total current liabilities	136,257,017	141,538,017

Long term debt	25,375,500	34,155,534
Long term payable	69,275,917	36,082,504

Total liabilities	230,908,434	211,776,055

Stockholders' equity
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued & outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	48,734,462	25,890,040
Retained earnings	969,698,575	919,597,171

Total stockholders' equity	1,173,530,392	1,100,584,566

Total liabilities & stockholders' equity	1,404,438,826	1,312,360,621

The accompanying notes are an integral part of these consolidated financial statements

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended Sept 30,		For The Nine Months Ended Sept 30,
	2006	2005	2006	2005

Net Sales	155,906,402	142,480,082	449,063,301	420,381,980

Costs of Good Sold	134,523,809	126,198,937	395,682,323	374,079,215

Gross profit	21,382,592	16,281,145	53,380,978	46,302,765

Operating Expenses:
Sales & marketing	212,801	155,472	664,526	486,237
General & administrative	651,165	473,008	1,878,675	1,460,387
Total operaing expenses	863,966	628,480	2,543,201	1,946,624

Operating Profit	20,518,626	15,652,666	50,837,777	44,356,141

Interest Expense	611,913	540,325	1,662,508	1,850,478

Other income (expense)	313,754	304,806	926,135	838,273

Income before income tax expense	20,220,467	15,417,147	50,101,404	43,343,936
Income tax expense

Net Income	20,220,467	15,417,147	50,101,404	43,343,936

Basic earnings per share	0.13	0.10	0.32	0.28
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	50,101,404	43,343,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	5,756,093	5,896,200
Allowance fro doubtful accounts	45,794	866,568
Others	32,456,589	26,408,688
Changes in assets & liabilities:
Accounts receivable	(917,720)	(17,366,102)
Inventories	(1,593,130)	883,236
Prepaid & other current assets	(1,243,802)	379,735
Accounts payable	(83,155)	5,802,775
Tax payables	49,013	40,752
Accrued expenses & other current liabilities	(217,984)	(719,355)
Net cash provided by operating activities	84,353,102	65,536,433

Cash flows from investing activities:
Purchase of assets	(70,907,053)	(65,907,545)
Investments	332,782	(98,756)
Net cash used in investing activities	(70,574,271)	(66,006,301)

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Increase (decrease) in debt	(17,396,666)	60,660
Net cash provided by financing activities	(17,396,666)	60,660

Effect of exchange rate change on cash & cash equivalents	797,026	1,091,228

Net increase (decrease) in cash & cash equivalents	(2,820,809)	682,021

Cash & cash equivalents at beginning of period	20,917,440	20,200,248
Cash & cash equivalents at end of period	18,096,631	20,882,269

Supplemental Disclosures:
Cash paid for interest	1,662,508	1,850,478
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

The following is a breakdown of the major categories of inventories.

As of	9/30/2006
Raw material	14,331,944
Finished goods	35,317,131
Low value consumable goods	9,330,867
Packaging material	6,371,757
Maintenance material	3,282,564
Total	68,634,263

4.	Other long term assets

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

With the exception of the Baiyin Cement Plant, all other subsidiaries of the Company are agricultural/food based enterprises.  Therefore, the Company has two primary reporting segments: farming and construction materials.  Following is selected financial information for each segment:

	3 months	3 months
	ended September 30,	ended September 30,
	2006	2005

Construction Materials	1,277,634	1,709,760
Agriculture/Food	154,628,768	140,770,322
Total Sales	155,906,402	142,480,082

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

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations. - continued

RESULTS OF OPERATIONS

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended Sept 30,		For The Nine Months Ended Sept 30,
	2006	2005	2006	2005

Net Sales	155,906,402	142,480,082	449,063,301	420,381,980

Costs of Good Sold	134,523,809	126,198,937	395,682,323	374,079,215

Gross profit	21,382,592	16,281,145	53,380,978	46,302,765

Operating Expenses:
Sales & marketing	212,801	155,472	664,526	486,237
General & administrative	651,165	473,008	1,878,675	1,460,387
Total operaing expenses	863,966	628,480	2,543,201	1,946,624

Operating Profit	20,518,626	15,652,666	50,837,777	44,356,141

Interest Expense	611,913	540,325	1,662,508	1,850,478

Other income (expense)	313,754	304,806	926,135	838,273

Income before income tax expense	20,220,467	15,417,147	50,101,404	43,343,936
Income tax expense

Net Income	20,220,467	15,417,147	50,101,404	43,343,936

Basic earnings per share	0.13	0.10	0.32	0.28
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

Comparison of the three months
	Three months		Dollar	Percentage
	Ended September 30	Ended September 30	Change	Change
	2006	2005

Sales	155,906,402	142,480,082	13,426,320	9.40%
Costs of Sales	134,523,809	126,198,937	8,324,872	6.60%
Gross Profit	21,382,592	16,281,145	5,101,447	31.30%
Operating Expenses	863,966	628,479	235,487	37.50%
Interest Expense	611,913	540,325	71,588	13.20%
Net Income	20,220,467	15,417,147	4,803,320	31.20%

Comparison of the nine months
	Nine months		Dollar	Percentage
	Ended September 30,	Ended September 30,	Change	Change
	2006	2005

Sales	449,063,301	420,381,980	28,681,321	6.80%
Cost of Sales	395,682,323	374,079,215	21,603,108	5.80%
Gross Profit	53,380,978	46,302,765	7,078,213	15.30%
Operating Expenses	2,543,201	1,946,624	596,577	30.60%
Interest Expense	1,662,508	1,850,478	(187,970)	(10.20%)
Net Income	50,101,404	43,343,936	6,757,468	15.60%

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