Form 10-K
period 2006-12-31
Yasheng Group
filed 2010-04-19
CIK 1123312

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2006

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-27557
_______________

YaSheng Group

(Exact name of registrant as specified in its charter)

California	33-0788293
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

805 Veterans Blvd., #228, Redwood City, CA	94063
(Address of Principal Executive Offices)	(Zip Code)

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
☐ Yes     ☒ No

State issuer’s revenues for its most recent fiscal year (12/31/06) $602,638,583.

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

PART I

ITEM 1.                 BUSINESS

Yasheng Group (YHGG) is a holding company that operates through seven subsidiaries “7 Agro Bases”, and twenty operating entities, to make up a group of leading producers of premium specialty agriculture products in China. We specialize in developing, processing, marketing, and distributing a variety of food products processed primarily from premium specialty agriculture products grown in North West China in 6 agricultural product categories: Field crops, vegetables, fruits, special crops, seeds and poultry. We have been producing our premium specialty Agriculture products for over 20 years and some of our entities were founded over 40 years ago, to become the largest agriculture company in North West China.

Our primary product offering includes over 30 major agriculture products under 6 product categories with the major products including: field crops: cotton, corns, barley, wheat, flax, alfalfa; vegetables: onions, potatoes, beet, and peas; fruit: apples, pears, apricots: specialty crops: hops, wolfberries, cumin, liquorices; seeds: black melon seeds, sunflower seeds, corn seeds, flax seeds; poultry: eggs.  We also produce many additional fresh fruits and vegetables which supply the local and provincial markets.

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

We generated approximately 11% of our revenues from field crop based products, 16% from vegetable based products, 48% from fruits, 13% from specialty crops, 11% from seeds, and 1% from poultry products and other products during fiscal year 2006.

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

We sell our products through an extensive nationwide sales and distribution network covering 16 provinces and over 100 cities in China.  As of December 31, 2006, this network was comprised of over 100 major and 80 minor distributors. Our products are also sold directly to food processors as well as processed within our company and then resold to supermarkets, other distributors, or further processed into retail food products.  We also sell many of the products sold fresh within Gansu province as well as nationally to food processors, distributors, or directly through the supermarkets. Our customers are based primarily in China and include national and international leading companies such as KFC, McDonald’s, Tsingtao Beer, Yanjing Beer, and major supermarket chains.  Our products are also sold as feed for livestock, ingredients for Chinese traditional medicines as well as other important ingredients in the food industry.

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

Our sales revenue increased by 6.2% in the fiscal year ended December 31, 2006 to $602 million, from $567 million in the fiscal year ended December 31, 2005.  Net income increased by 7.2% in the fiscal year ended December 31, 2006 to $66 million from $62 million in the fiscal year ended December, 2005.  Our gross profit for the fiscal year ended December 31, 2006 was 11.8% as compared to 11.6% for the fiscal year ended December 31, 2005.

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

Address:805 Veterans Blvd., #228, Redwood City, CA 94063

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

Tiaoshan Jialv Hops Co., Ltd. was founded in 1982 and for the next 20 years or so mainly engaged in the production of hops. From 1989 to 2001, the company enjoyed success thanks to a rising market and fine product quality. From 2002 to 2004, the company started to lose market share and customers to other farms in the west due to poor hops quality. In 2006, we continues our plans to shut down all hops production and switch to large scale field industrial cultivation.

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

Our extensive sales and distribution network allows us to reach a wide range of customers all over the nation.   As of December 31, 2006, we had 100 regional distributors in 16 provinces.  Our distributors sell our products through their own network in the region to their various customers, including food processors, supermarkets and wholesale stores.  We have a stable and effective group of distributors who helped to sell our products all across China and internationally.

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

We specialize in cultivating, processing, marketing, and distributing a variety premium specialty agriculture product grown in North West China. Our product portfolio is diverse within a broad range of industries. The company is organized within eight (8) agricultural production areas and products are sold within eight (8) separate and distinct markets.

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

Product Offering

Eight Market Industry Production Areas; Strategic Commodities, Institutional Contract Growing, Consumer Direct Wholesale Markets, Domestic & Export Agro Distribution, Animal Husbandry, Agro Business, Medical & Biotech, Alternative Energy

Eight Agricultural Markets: crops, vegetables, fruits, special crops, seeds, Husbandry, Agriculture Business Materials, Alternative Energy Bio Mass Field Primary Product Offering: Our primary product offering includes over 30 agriculture products under 6 market areas with the major products including; Field Crops: Cotton, Corn, Barley, Wheat, Flaxseed, Alfalfa. Vegetables: Onion, Potato, Beet, Pea. Fruit: Apple, Pear, Apricot. Specialty Crops; Hops, Wolfberry, Cumin, Liquorices. Seeds; Black Melon Seeds, Sunflower, Corn Seed, Flax Seed. Poultry; Eggs.

Eight (8) Industry Production Markets

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

ITEM 1.                 BUSINESS - continued

Eight (8) Industry Production Markets - continued

Domestic & Export Food Distribution companies pre-arrange volume purchase contracts for fresh and processed products of Yasheng. These products are distributed to high end markets such as Hong Kong, other coastal cities, and export. The products are then sold to the public through supermarkets and or sold to food processors.

Animal Husbandry division produces products to be sold fresh and or packaged to wholesale food markets for resale to consumers.

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

We currently sell our products to both distributors and direct customers across 16 provinces in China including: Gansu, Shanxi, Beijing, Shandong, Liaoning, Guangdong, Tianjin, Shanghai, Ningxia, Qinghai, Hebei, Inner Mongolia, Xinjiang, Jilin, Hubei and Guizhou, etc.  By December 31, 2006, we had 184 distributors and 28 direct customers in China.  We export our products indirectly through the Chinese companies with import and export qualification.  For example, Gansu Agricultural Reclamation and Export Corporation and Gansu provincial level import and export restrictions on our companies.

Our distributors sell our products to their various customers, including food processors, supermarkets and wholesale stores. We typically enter into a one-year contract with each of our distributors at the beginning of the year.  We believe we maintain stable relationships with our distributors, and many of them have been our distributors for more than three years. No customer or distributor accounted for more than 10% of our total revenue in fiscal year 2006.

Principal Suppliers for resale

During the 12 months ended December 31, 2006, we derived a substantial portion of our products for resale from many suppliers in GanSu & Northern China, valued at approximately US$165 million. Dependence upon a limited number of suppliers poses business risks, which is one reason why we have a diverse choice of vendors for our operations. These suppliers make up seed, animal feed, fertilizer, agro business materials, construction materials, technology companies, and many other related agriculture industry supplies companies.

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

ITEM 1.                 BUSINESS - continued

Competition - continued

Finding a competition model is difficult because our company product portfolio is very diverse across six (6) agro and food industry markets. Our business model is unique in the way that our agro bases cultivate, process, & distribute many products but also produce many by-products.

We do expect to see more competition to come from overseas as the WTO opens up the market to foreign competition. We also foresee with foreign and domestic investment into medium enterprises, more competition from niche enterprises focusing on high end products.

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

Extensive Sales and Distribution Network

Our extensive sales and distribution network allows us to reach a wide range of customers all over the nation. As of December 31, 2006, we had 100 major regional distributors in 16 provinces. Our distributors sell our products through their own network in the region to their various customers, including food processors, supermarkets and wholesale stores. We have a stable and effective group of distributors who helped to sell our products all across China and internationally.

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

Patents

Title	Pat. #	Issued

Granular sodium sulfide production process	ZL03152783.3	1/18/2006

A medicinal recombinant human lysozyme
fusion gene and access to the methods of the
drug protein	ZL03100582.9	6/1/2005

Foot and mouth disease vaccine by recombinant
Protein gene expression in the establishment of
Livestock disease foot and mouth disease virus
detection antibody technology	ZL03100579.9	6/1/2005

Access to vaccine used in the production of
Foot-and-mouth rape chloroplast transgenic plants	ZL01145166.1	7/27/2005

A cloning vector to produce the treatment of
Microbial disease gene vascular endothelial
Growth factor—2 drugs naked DNA	ZL03100580.2	11/2/2005

Preparation method of natural carotene	ZL95 1 15709.4	12/3/1999

Punching with inlay-style flat-type water dropper	ZL2004 2 0085127	11/9/2005

Bored potent type inlay bonded with a flat-type
Water dropper	ZL2004 2 0085126.5	11/9/2005

Bored with inlay-style flat-type water dropper	ZL2004 2 0085125.0	11/9/2005

Punching-type bond with the powerful flat- type
Water dropper	ZL2004 2 0085128.4	11/9/2005

Trademarks

The company has five trademarks, "YASHENG"  , "TIAO SHAN", "XIA HE QING" " LV JIA "and the  "XING WEI ".

ITEM 1.                 BUSINESS - continued

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

Employees

As of December 31, 2006, we have a total of over 15,000 employees. The majority of employees are based in China, and up to 6 employees or contract employees are based in our U.S. headquarters. Among all the employees, 80% employees are farm workers, 5% employees are salespeople, 5% employees are management staff, and 10% are technical staff.  We have experienced no work stoppages.

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

ITEM 1.                 BUSINESS - continued

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

ITEM 1A.             RISK FACTORS - continued

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

ITEM 1A.             RISK FACTORS – continued

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

ITEM 1A.             RISK FACTORS – continued

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

ITEM 1A.             RISK FACTORS – continued

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS

None

ITEM 2.                 PROPERTIES

Our principal executive office in California is located at 850 Veterans Blvd., #228, Redwood City, California  94063. We lease an office space of 3,000 square feet on an annual basis at a cost of $6,500 per month.

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

PART II

ITEM 5:                 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PUCHASES OF EQUITY SECURITIES.

Our Common Stock

Our common stock has been quoted for trading on the Pink OTC Markets Inc. (the “Pink Sheets”) under the ticker symbol “YHGG”. As of December 31, 2006, there were 155,097,355 shares of common stock issued and outstanding.

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

As of December 31, 2006, there were approximately 200 holders of record of our common stock.

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

	Low	High
2006

Quarter ended December 31, 2006	$1.5	1.79
Quarter ended September 31, 2006	$1.6	2.05
Quarter ended June 30, 2006	$2.37	2.63
Quarter ended March 31, 2006	$2.31	2.58

2005

Quarter ended December 31, 2005	$1.75	2.14
Quarter ended September 31, 2005	$3.2	4.1
Quarter ended June 30, 2005	$1.35	1.78
Quarter ended March 31, 2005	$1.8	2.1

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

ITEM 5:                 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PUCHASES OF EQUITY SECURITIES. - continued

Equity Compensation Plans

2006 Management Stock Incentive Plan

Incentive Plan

In 2006, our board of directors and stockholders adopted and approved, an 2006 Equity Incentive Plan (the “ 2006 Equity Incentive Plan”).  The purpose of the Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. The Incentive Plan allows for awards of stock options, restricted stock grants and share appreciation rights for up to 1 Million shares of common stock. Under the 2006 Equity Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options and all options under the plan shall vest quarterly over three years.

We qualify our directors and significant management for stock options based on their meeting the companies goals and expectations. Requirements to receive the option can range considerably based on a many different factors that the board of directors considers for issuance of any obligation.

Our stock option plan is strictly based on performance. The business goals of the Company have been outlined and the directives of the Company will be tested at the success of the directors and management. Performance based option plans will be negotiated and settled on a case by case basis and no option will be honored without the consent and vote by the board of directors.   In agreement by our board of directors, we agree to review each long term director or manger on a yearly basis in consideration their respective commitment to the Company for option equity in the Company.

We also have an initial long term employee equity option consideration plan for employees that work with for us for a minimum of twelve months.  We take into consideration each additional year with the performance of the employee in setting a further equitable option in the Company.

The stock options granted vest on each September 22 of 2006, 2007, 2008, 2009, respectively. The exercise price of the options is equal to the average market price of at the end of each year.  No stock options were awarded in 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
	2006	2005	2004
Sales	602,638,583	567,363,643	541,774,931
Net Income	66,340,996	61,908,281	49,494,992
Diluted Earnings per Share	.43	.40	.32
Total Assets	1,444,981,013	1,312,360,621	1,205,155,755
Total Debt	241,198,757	211,776,054	192,369,510
Stockholders’ Equity	1,203,782,256	1,100,584,566	1,012,786,245

OTHER KEY FINANCIAL MEASURE OTHER KEY FINANCIAL
Debt to equity ratio	20%	19%	19%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Overview

We are a holding company and conduct all our operations through our seven (7) subsidiaries in GanSu, China. For over 30 years we have been a leading producer of premium specialty agriculture based products, specializing in developing the agriculture industry by cultivating, processing, marketing and distributing a variety of food & agro by- products.

Our primary product offering includes over 30 agriculture products under 6 product types with the major product types including: field crops: cotton, corns, barley, wheat, flax, alfalfa; vegetables: onions, potatoes, beet, and peas; fruit: apples, pears, apricots: specialty crops: hops, wolfberries, cumin, liquorices; seeds: black melon seeds, sunflower seeds, corn seeds, flax seeds; poultry: eggs.  We also produce many additional fresh fruits and vegetables which supply the local and provincial markets.

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

We generated approximately 11 of our revenues from field crop based products, 16% from vegetable based products, 48% from fruits, 13% from specialty crops, 11% from seeds, and 1% from poultry products and other products during fiscal year 2006.

The discussion below of our performance is based upon the 2006 and 2005 financial statements and our industry within the PRC.

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

Product offering and pricing. Agriculture products have been and are expected to remain, our primary product base. We remain a national strategic commodity supplier for China but continue to enter into the high end markets with quality agriculture products.  Our food & beverage processing products contributed approximately 75.5% and 74.0% of our total net sales for years ended 2006. The gross profit for our products was approximately 11.8% for the fiscal year ended 2006.  We plan to continue to focus on our higher margin deep processed products in the future and have begun implementing a strategic plan to expand our product line with by-products from our core cultivated agro raw materials such as hops extract, flavorings, deep potato processing, organic fertilizers, animal feeds, eco-friendly pesticides, and bio energy.

Our pricing remains competitive because control over our vast amount of resources & low cost labor, high tech agriculture practices as well as long term relationships with our customers.

Fluctuations in Raw Material Supply and Prices. The per unit costs of producing our products are subject to the supply and price volatility of raw materials, especially fresh fruits and vegetables which are affected by factors such as weather, growing condition and pest that are beyond our control. Other products can be affected by global commodity prices related to worldwide supply and demand. Historically, we have been able to meet supply needs by establishing agro bases with diverse portfolio products that stretch across many agriculture and food product types. We also work closely and collaborate with local government and have establish an effective group of managers to minimize over production and watch global industry trends closely.

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

●           Physical inspection is done utilizing many methods such as anti-pest nets, light and other traps, sticky boards, and other techniques to minimize where pests and disease can flourish.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Pest and Disease Controls - continued

●           Biological methods are also implemented utilizing natural predators to the other harmful pest, as wells as organism to fight off this ongoing problematic issue. The company also utilizes natural methods such as planting other plants next to the main crops that naturally ward off pest such as, herbs, spices, and hemp.

●           We practice responsible crop management that maintains a healthy and sustainable atmosphere for our cultivation operations. This reduces the risk of pest and disease by providing the optimal conditions for our production to be hardy to withstand threats from pest and disease.  This is where implementation of crop rotation and utilizing quality seeds, spouts, or transplants come into affect.

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

We intend to expand our animal husbandry, fertilizer, and agro industrial product market buseinsses.   We have the key ingredients through land, natural resources, and relationships, to continue growing and filling the demands of each business model.

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

•
Expand animal husbandry division, agriculture chemicals, fertilizers, animal feed, and environmental products.   Continue to implement the vision as leading company in sustainable agricultural practices.

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

Debt

Debt consists of a short term loan from a bank with an interest rate of 5.31% and a long term loan from a bank with an interest rate of 6.04%. Payments are to be made at irregular intervals on a set schedule. Following are annual maturities of the long term loan for the next four years and thereafter:

2006	38,058,646
2007	26,658,338
2008	3,579,453
2009	3,220,335
Thereafter	-

Employee Benefit Plans

We prove the following benefits for all employees:

1.	Employee Welfare Fund: An amount equal to 14% of payroll is set aside by the Company for standard employee benefits.

2.	Open Policy Pension: We pay to national and community insurance agents an amount equal to 20% of payroll. This insurance continues to cover the employee subsequent to retirement.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our international sales accounted for very little of our net sales in 2003, 2004, 2005 and 2006.  As a result, we have exposure to foreign exchange risk with respect to a minor portion of our sales.  Fluctuations in exchange rates, particularly in the U.S. dollar to yuan (RMB) exchange rate, do not affect materially affect our gross and net profit margins even though they could result in foreign exchange and operating losses.

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

Consistent Focus of Excellence - continued

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

MAJOR PRODUCTS

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. Therefore, the company has two primary reporting segments: farming and construction materials. Following is selected financial information for each division for the current year 2006, 2005 and 2004.

	2006	2005	2004
Sales
Construction materials	4,916,400	6,190,762	6,955,154
Farming and food related products	597,722,183	561,172,881	534,819,777
Total Sales	602,638,583	567,363,643	541,774,931

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

RECENTLY ISSUED ACCOUNTING STANDARDS – continued

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

RECENTLY ISSUED ACCOUNTING STANDARDS – continued

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.  The effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Gansu Hongxin CPA firm, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.              OTHER INFORMATION

None

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors, executive officers, and certain key employees:

Name	Age	Position Held	Date Appointed/Elected
Zhou Chang Sheng	64	Chairman	1998
Wang Deng Fu	49	Director & General Manager	1998
Mei Ping Wu	36	Secretary	2003
Cao Xiao Zhong	60	Director & General Manager	1998
Wang Ning	47	Director & President of Lanzhou Vinyl Co., Ltd	1998
Luo Sheng Jing	62	Director, President of Gansu Tiaoshan Agro- Ind-Com Group Co. and Gansu YaSheng Salt Ind.	1998
Li Jia Mao	52	Director, President of Gansu Xiaheqing Industrial Co.	1998
Wang Li	39	Vice General Manager & Director	1998
Wu Jian Xin	37	Vice General Manager & Director	1998
Hu Xiu Hua	49	Director	1998
Yi Li Jing	74	Director	1998
Zhang Chao Jing	47	Director	1998

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

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

ITEM 11.              EXECUTIVE COMPENSATION

The following table shows for the fiscal year ended December 31, 2006 the cash compensation paid by us, as well as certain other compensation paid or accrued by us, to our Principal Executive Officer and our Principal Accounting Officer.  None of our executive officers received aggregate compensation of more than $105,000 for fiscal year 2006.

ANNUAL COMPENSATION

		SALARY($)	ALL OTHER
NAME AND PRINCIPAL POSITION	POSITION	BONUS($)	COMPENSATION($)
Zhou Chang Sheng	Chairman and CEO	$30,000	$18,000
Zhuang Hai Yun	Chief Financial Officer	$10,000	$8,000

EMPLOYMENT AGREEMENTS

We currently have no employment agreements.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2006, there were 155,097,355 shares of common stock issued and outstanding.  Following is a table showing shares owned and/or controlled by owners and management, as well as significant shareholders of five percent (5%) or more of the Company's common stock. Unless noted otherwise, the address for all persons listed is 850 Veterans Blvd., Redwood City CA 94063.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Zhou Chang Sheng - Chairman	85,120,000	54.88%
Common	Wang Deng Fu - Director & General Manager	24,100,000	15.53%
Common	Mei Ping Wu - Secretary	11,100,000	7.15%
Common	Cao Xiao Zhong - Director & General Manager	5,500,000	3.54%
Common	Wang Ning - Director & President of Lanzhou Vinyl Co., Ltd	5,000,000	3.22%
Common	Luo Sheng Jing - Director, President of Gansu Tiaoshan Agro-Ind-Com Group Co. and Gansu YaSheng Salt Ind.	4,000,000	2.57%
Common	Li Jia Mao - Director, President of Gansu Xiaheqing Industrial Co.	2,400,000	1.55%
Common	Wang Li - Vice General Manager & Director	2,200,000	1.42%
Common	Wu Jian Xin - Vice General Manager & Director	560,500	0.36%
Common	Hu Xiu Hua - Director	Negligible	0%
Common	Yi Li Jing - Director	Negligible	0%
Common	Zhang Chao Jing - Director	600,000	0.39%
	All directors and officers as a group		90.61%

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth each director and executive office as of the date of this filing:

Name	Age	Position Held	Date Appointed/Elected
Zhou Chang Sheng	64	Chairman	1998
Wang Deng Fu	49	Director & General Manager	1998
Mei Ping Wu	37	Secretary	2003
Cao Xiao Zhong	60	Director & General Manager	1998
Wang Ning	47	Director & President of Lanzhou Vinyl Co., Ltd	1998
Luo Sheng Jing	62	Director, President of Gansu Tiaoshan Agro- Ind-Com Group Co. and Gansu YaSheng Salt Ind.	1998
Li Jia Mao	52	Director, President of Gansu Xiaheqing Industrial Co.	1998
Wang Li	39	Vice General Manager & Director	1998
Wu Jian Xin	37	Vice General Manager & Director	1998
Hu Xiu Hua	49	Director	1998
Yi Li Jing	74	Director	1998
Zhang Chao Jing	47	Director	1998

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
Zhang Chao Jing

YASHENG GROUP
CONSOLIDATED FINANCIAL STATEMENTS

Gansu Hongxin Certified Public Accountants Co., Ltd.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yasheng Group:

We have audited the accompanying consolidated balance sheets of Yasheng Group and its subsidiaries (the "Company') as of December 31, 2006, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Yasheng Group and its subsidiaries as of December 31, 2006, 2005 and 2004, and the results of their operations and their cash flows for each of the three years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2010, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China
March 10, 2010

Gansu Hongxin Certified Public Accountants Co., Ltd.
20 Gaolan Road, Xingzhong Tower, 12th Floor - Lanzhou City, Gansu Province, PR China 730030
Telephone (0931)8446076 8446079 Fax (0931)8446073

YASHENG GROUP
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2006	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	16,824,156	20,917,440	20,200,248
Accounts receivable, net	58,701,389	57,364,922	44,579,003
Inventories	69,900,330	65,699,513	64,956,871
Prepaid and other current assets	2,404,187	385,854	1,073,450
	-	-	-
Total current assets	147,830,061	144,367,729	130,809,572
	-	-	-
Equity and other investments	243,557	598,605	487,117
	-	-	-
Property, plant and equipment, net	390,726,104	363,997,911	311,820,791
	-	-	-
Construction in progress	5,075,681	5,782,797	7,746,671
Intangible assets, net	804,775,743	701,049,019	686,192,200
Other long term assets	96,329,867	96,564,559	68,099,404
	-	-	-
Total assets	1,444,981,013	1,312,360,621	1,205,155,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	67,542,776	64,378,506	49,670,663
Short term loans	43,020,733	49,448,093	46,958,521
VAT Tax payable	1,206,012	1,102,070	1,005,310
Current portion of long term debt	24,983,353	25,092,306	32,111,319
Other current liabilities	1,373,994	1,517,042	2,321,052
	-	-	-
Total current liabilities	138,126,868	141,538,017	132,066,865
	-	-	-
Long term debt	23,108,100	34,155,534	26,263,830
Long term payable	79,963,789	36,082,504	34,038,815
	-	-	-
Total liabilities	241,198,757	211,776,054	192,369,510

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355	155,097,355
Accumulated other comprehensive income	62,746,734	25,890,040	-
Retained earnings	985,938,167	919,597,171	857,688,890
	-	-	-
Total stockholders’ equity	1,203,782,256	1,100,584,566	1,012,786,245
	-	-	-
Total liabilities & stockholders' equity	1,444,981,013	1,312,360,621	1,205,155,755

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

Net sales	602,638,583	567,363,643	541,774,931

Cost of goods sold	531,804,646	501,419,028	485,245,193

Gross profit	70,833,937	65,944,615	56,529,738

Operating expenses:
Sales and marketing	905,062	638,905	806,274
General and administrative	2,557,341	1,858,777	1,623,835
Total operating expenses	3,462,404	2,497,682	2,430,109

Operating profit	67,371,533	63,446,933	54,099,628

Interest expense	2,284,094	2,623,299	5,593,307

Other income (expense)	1,253,556	1,084,647	988,670

Income before income tax expense	66,340,996	61,908,281	49,494,992
Income tax expense

Net income	66,340,996	61,908,281	49,494,992

Basic earnings per share	0.43	0.40	0.32
Weighted average number of shares	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2006	2005	2004

Net income	66,340,996	61,908,281	49,494,992
Other comprehensive income:
Foreign currency translation adjustment	36,856,694	25,890,040	0
Total other comprehensive income	36,856,694	25,890,040	0

Total comprehensive income	103,197,690	87,798,321	49,494,992

The accompanying notes are an integral part of these statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common	Retained	Accumulated Other	Total
	Stock	Earnings	Comprehensive Income

Balance as of January 1, 2004	154,651,008	808,193,898		962,844,906
Issuance of common stock	446,347			446,347
Net income		49,494,992		49,494,992
Foreign currency translation				-

Balance as of December 31, 2004	155,097,355	857,688,890		1,012,786,245
Net income		61,908,281		61,908,281
Foreign currency translation			25,890,040	25,890,040

Balance as of December 31, 2005	155,097,355	919,597,172	25,890,040	1,100,584,567
Net income		66,340,996		66,340,996
Foreign currency translation			36,856,694	36,856,694

Balance as of December 31, 2006	155,097,355	985,938,167	62,746,734	1,203,782,256

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income	66,340,996	61,908,281	49,494,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,667,920	9,658,545	5,872,493
Allowance for doubtful accounts	(30,703)	611,675	(613,525)
Others	42,672,944	1,173,548	11,448,952
Changes in assets and liabilities:
Accounts receivable	615,290	(12,258,013)	12,295,091
Inventories	(2,000,653)	917,862	(1,219,948)
Prepaid and other current assets	(2,005,411)	715,037	26,010
Accounts payable	957,232	13,282,847	(40,351,816)
Tax payables	67,035	71,062	32,432
Accrued expenses and other current liabilities	(142,739)	(708,089)	73,378
Net cash provided by operating activities	114,141,910	75,372,755	37,058,060

Investing activities:
Purchase of assets	(98,086,991)	(75,742,510)	(39,233,359)
Investments	375,094	(99,035)	(7,409)
Net cash used in investing activities	(97,711,896)	(75,841,545)	(39,240,767)

Cash flows from financing activities:
Issuance of common stock			446,347
Dividens paid
Increase (decrease) in debt	(21,223,787)	669,599	1,586,120
Net cash provided by financing activities	(21,223,787)	669,599	2,032,467

Effect of exchange rate change on cash and cash equivalents	700,489	516,383

Net increase (decrease) in cash and cash equivalents	(4,093,284)	717,193	(150,240)

Cash and cash equivalents at beginning of period	20,917,440	20,200,248	20,350,488
Cash and cash equivalents at end of period	16,824,156	20,917,441	20,200,248

Supplemental disclosures:
Cash paid for interest	3,628,543	4,328,816	5,593,307
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

Buildings and improvements	20 - 40 years
Farming facilities	10 years
Machinery and equipment	7 years
Transportation and otherfacilities	3 years

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

As a state-owned agricultural enterprise, the Company and all of its agricultural subsidiaries are exempted from enterprise income taxes with approval from the Gansu Provincial Bureau of Local Taxation. The only non-agricultural subsidiary, Baiyin Cement Plant, has suffered net loss for the three years shown and therefore has no applicable taxable income. Because of the uncertainty of future profits, no deferred tax assets have been set up at this time.

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

The Company expenses advertising as incurred. Advertising expenses amounted to $378,486, $237,923, and $77,454 for year 2006, 2005, and 2004, respectively.

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

Accounts receivable are recognized and carried at original invoice amount outstanding less an allowance for doubtful accounts. The activity in the Accounts Receivable was as follows:

Year Ended	Gross Balance	Allowance	Net Balance
December 31st	at end of	for doubtful	at end of
	year	accounts	year

2004	46,919,401	2,340,398	44,579,003
2005	60,376,580	3,011,658	57,364,922
2006	61,783,212	3,081,823	58,701,389

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

Year Ended December 31st	Beginning Balance	Charged to costs and expenses	Write offs and other	Ending Balance

2005	2,340,398	671,260		3,011,658
2006	3,011,658	70,165		3,081,823

4.	Inventories

The major classes of inventory: raw materials, packaging materials, products in process, finished goods, stocks, low-value consumable goods, materials in transit as well as others.

The following is a breakdown of the major categories of inventories.

Breakdown of Inventories

	2006	2005	2004
Raw material	13,980,066	13,139,903	13,087,855
Finished Goods	34,950,166	32,849,756	32,699,905
Low-value consumable goods	10,485,049	9,854,927	9,480,750
Packaging material	6,990,033	6,569,951	6,421,799
Maintenance material	3,495,016	3,284,976	3,266,863

Total for the year	69,900,330	65,699,513	64,956,871

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

Property, plant and equipment	2006	2005	2004
Buildings and improvements	84,426,205	77,393,152	65,623,540
Farming facilities	75,983,585	69,653,837	59,050,333
Machinery and equipment	9,709,014	8,900,212	8,010,320
Transportation and other facilities	252,012,222	231,018,560	190,685,273

Total	422,131,026	386,965,761	323,369,466

Yasheng Group
Notes to Consolidated Financial Statements

5.	Property, plant and equipment & depreciation - continued

Accumulated Depreciation	2006	2005	2004
Buildings and improvements	9,016,688	6,498,684	3,221,664
Farming facilities	7,698,697	5,959,409	2,957,891
Machinery and equipment	7,418,798	5,279,025	2,697,355
Transportation and other facilities	7,270,739	5,230,732	2,671,765

Total	31,404,922	22,967,850	11,548,675

6.	Intangible assets, net

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
Notes to Consolidated Financial Statements

12.	Debt

The Company obtains secured lending from the banks using the following two types of arrangements, collateral and guarantee. Collateral is loans secured against the assets of the Yasheng Group, while guarantee is loans provided with the guarantee from a third party.

(a) Long term debt

	Collateral	Guarantee	Total	Maturity
2004	17,450,688	8,813,142	26,263,830	3 years
2005	22,702,192	11,453,342	34,155,534	3 years
2006	11,372,865	11,735,235	23,108,100	3 years

(b) Current portion of long term debt

	Collateral	Guarantee	Total	Interest rate
2004	20,858,347	11,252,972	32,111,319	5.31%
2005	16,300,271	8,792,035	25,092,306	5.31%
2006	16,280,144	8,703,209	24,983,353	5.31%

(c) Short term debt

	Collateral	Guarantee	Total	Maturity	Interest rate
2004	28,328,825	18,629,696	46,958,521	1 year	5.85%
2005	29,830,342	19,617,751	49,448,093	1 year	5.85%
2006	27,314,811	15,705,922	43,020,733	1 year	5.85%

13.	Employee benefit plans

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

Yasheng Group
Notes to Consolidated Financial Statements

14.	Segment information

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. Therefore, the company has two primary reporting segments: farming, and construction materials. Following is selected financial information for each segment:

Net Sales	2006	2005	2004

Construction material
Cement	4,916,400	6,190,752	6,955,154
Farming
Cereals	51,103,752	48,112,460	47,565,096
Vegetables/Melons/Fruits	431,007,124	402,419,881	386,282,844
Other	115,611,307	110,640,550	100,971,836

Total	602,638,583	567,363,643	541,774,931

15.	Earnings per share

The components of basic earnings per share are as follows:

	Year Ended December 31,
	2006	2005	2004
Net income available
For common shareholders	66,340,996	61,908,281	49,494,992

Weighted average shares
of common stock	155,097,355	155,097,355	155,097,355

Basic earnings per share	0.43	0.40	0.32

16.	Operating leases

The Company has no operating leases for the periods shown.

17.	Options

Incentive Plan

In 2006, our board of directors and stockholders adopted and approved, an 2006 Equity Incentive Plan (the “ 2006 Equity Incentive Plan”).  The purpose of the Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. The Incentive Plan allows for awards of stock options, restricted stock grants and share appreciation rights for up to 1 Million shares of common stock. Under the 2006 Equity Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options and all options under the plan shall vest quarterly over three years.

We qualify our directors and significant management for stock options based on their meeting the companies goals and expectations. Requirements to receive the option can range considerably based on a many different factors that the board of directors considers for issuance of any obligation.

Our stock option plan is strictly based on performance. The business goals of the Company have been outlined and the directives of the Company will be tested at the success of the directors and management. Performance based option plans will be negotiated and settled on a case by case basis and no option will be honored without the consent and vote by the board of directors.   In agreement by our board of directors, we agree to review each long term director or manger on a yearly basis in consideration their respective commitment to the Company for option equity in the Company.

We also have an initial long term employee equity option consideration plan for employees that work with for us for a minimum of twelve months.  We take into consideration each additional year with the performance of the employee in setting a further equitable option in the Company. As of the balance sheet date the Board of Directors have given no options.

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