Form 10-Q
period 2007-03-31
Yasheng Group
filed 2010-04-23
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

State issuer’s revenues for its most recent fiscal year (12/31/06).  $ 602,638,583.

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of March 31, 2007, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Yasheng Group and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and in our report dated March 10, 2010 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ Gansu Hongxin CPA
Lanzou, China

April 4, 2010

YASHENG GROUP
Condensed Consolidated Balance Sheets (Unaudited)
(In US Dollars)

	As Of
	March 31, 2007	December 31, 2006
	(unaudited)	(unaudited)

ASSETS
Current Assets:
Cash & Cash equivalents	17,998,645	16,832,699
Accounts Receivable, net	57,583,183	58,708,397
Inventories	71,367,867	69,908,436
Prepaid & other current assets	2,925,242	2,404,187

Total current assets	149,874,937	147,853,719

Equity & other investments	237,377	243,557

Property, plant & equipment, net	389,560,158	390,741,094
Construction in progress	5,144,472	5,075,681
Intangible assets, net	814,527,606	804,782,615
Other long term assets	115,474,137	96,728,194

Total Assets	1,474,818,687	1,445,424,860

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable & accrued expenses	128,147,123	124,471,428
Short term loans	41,414,329	43,020,733
VAT Tax payable	1,207,840	1,206,052
Current portion of long term debt	23,263,261	23,039,740
Other current liabilities	962,629	989,861

Total current liabilities	194,995,182	192,727,814

Long term debt	24,175,547	25,051,713
Long term payable	19,506,563	19,416,071

Total liabilities	238,677,292	237,195,598

Stockholders' equity
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued & outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	76,860,806	65,222,488
Retained earnings	1,004,183,236	987,909,417

Total stockholders' equity	1,236,141,397	1,208,229,260

Total liabilities & stockholders' equity	1,474,818,689	1,445,424,858

The accompanying notes are an integral part of these consolidated financial statements

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2007	2006

Net Sales	146,718,626	141,323,259

Costs of Good Sold	129,513,975	124,878,124

Gross profit	17,204,651	16,445,135

Operating Expenses:
Sales & marketing	390,078	247,477
General & administrative	683,969	628,517
Total operaing expenses	1,074,047	875,994

Operating Profit	16,130,604	15,569,141

Interest Expense	576,297	556,364

Other income (expense)	719,511	343,243

Income before income tax expense	16,273,818	13,356,020
Income tax expense

Net Income	16,273,818	13,356,020

Basic earnings per share	0.10	0.09
Weighted average number of shares	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	16,273,818	15,356,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,308,357	1,866,260
Allowance fro doubtful accounts	(88,798)	(106,749)
Others	(96,535)	(2,154,458)
Changes in assets & liabilities:
Accounts receivable	1,779,523	2,139,260
Inventories	(786,035)	(405,814)
Prepaid & other current assets	(497,897)	(360,024)
Accounts payable	2,508,296	(357,148)
Accrued liabilitis to suppliers and agents	(31,578)	4,404
Receipts in advance and deferred revenue	(3,059)	3,100
Tax payables	(9,830)	3,037
Note Payable		(374,205)
Accrued compensation	(33,708)	42,000
Net cash provided by operating activities	20,322,554	15,655,683

Cash flows from investing activities:
Purchase of fixed assets	3,616,509	(8,064,131)
Purchase of intangible and other assets	(19,807,094)	(4,244,312)
Investments	8,526	267,819
Net cash used in investing activities	(16,182,059)	(12,040,624)

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Increase (decrease) in debt	(3,136,692)	(4,751,603)
Net cash provided by financing activities	(3,136,692)	(4,751,603)

Effect of exchange rate change on cash & cash equivalents	162,142	138,868

Net increase (decrease) in cash & cash equivalents	1,165,946	(997,677)

Cash & cash equivalents at beginning of period	16,832,699	20,926,819
Cash & cash equivalents at end of period	17,998,645	19,929,142

Supplemental Disclosures:
Cash paid for interest	576,297	556,364
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

As an agricultural enterprise, the Company and all of its agricultural subsidiaries are exempted from enterprise income taxes with approval from the Gansu Provincial Bureau of Local Taxation. The only non-agricultural subsidiary, Baiyin Cement Plant, has suffered net loss for the years shown and therefore has no applicable taxable income. Because of the uncertainty of future profits, no deferred tax assets have been set up at this time.

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

The following is a breakdown of the major categories of inventories.

As of	3/31/2007
Raw material	14,273,573
Finished goods	36,509,695
Low value consumable goods	10,188,790
Packaging material	6,884,600
Maintenance material	3,511,208
Total	71,367,867

4.	Other long term assets

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Operating leases

The Company has no operating leases for the periods shown.

12.	Segments

With the exception of the Baiyin Cement Plant, all other subsidiaries of the Company are agricultural/food based enterprises.  Therefore, the Company has two primary reporting segments: farming and construction materials.  Following is selected financial information for each segment:

	3 months	3 months
	Ended March 31,	Ended March 31,
	2007	2006
Construction Materials	1,150,588	1,179,935
Agriculture/Food	145,568,038	140,143,324
Total Sales	146,718,626	141,323,259

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report for the year ended December 31, 2006.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2007	2006

Net Sales	146,718,626	141,323,259

Costs of Good Sold	129,513,975	124,878,124

Gross profit	17,204,651	16,445,135

Operating Expenses:
Sales & marketing	390,078	247,477
General & administrative	683,969	628,517
Total operaing expenses	1,074,047	875,994

Operating Profit	16,130,604	15,569,141

Interest Expense	576,297	556,364

Other income (expense)	719,511	343,243

Income before income tax expense	16,273,818	13,356,020
Income tax expense

Net Income	16,273,818	13,356,020

Basic earnings per share	0.10	0.09
Weighted average number of shares	155,097,355	155,097,355

Comparison of the three months
	Three months		Dollar	Percentage
	ended March 31, 2007	ended March 31, 2006	Change	Change

Sales	146,718,626	141,323,259	5,395,397	3.82%
Costs of Sales	129,513,975	124,878,124	4,635,851	3.71%
Gross Profit	17,204,651	16,445,135	759,516	4.62%
Operating Expenses	1,074,046	875,994	198,052	22.61%
Interest Expense	576,297	556,364	19,933	3.58%
Net Income	16,273,818	15,356,020	917,798	5.98%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Segments

With the exception of the Baiyin Cement Plant, all other subsidiaries of the Company are agricultural/food based enterprises.  Therefore, the Company has two primary reporting segments: farming and construction materials.  Following is selected financial information for each segment:

	3 months	3 months
	Ended March 31,	Ended March 31,
	2007	2006
Construction Materials	1,150,588	1,179,935
Agriculture/Food	145,568,038	140,143,324
Total Sales	146,718,626	141,323,259

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement No. 151 Inventory Costs-amendment of ARB No. 43, Chapter 4 (Issued 11/04)

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

The adoption of this new Statement has not had a material effect on the Company’s current financial position, results or operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RECENTLY ISSUED ACCOUNTING STANDARDS - continued

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

SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Our international sales accounted for very little of our net sales from 2006 through 2007.   As a result, we have exposure to foreign exchange risk with respect to a minor portion of our sales.  Fluctuations in exchange rates, particularly in the U.S. dollar to yuan (RMB) exchange rate, do not affect materially affect our gross and net profit margins even though they could result in foreign exchange and operating losses.

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

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not presently a party to any legal actions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #	Description
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YASHENG GROUP

Dated: April 18, 2010	By:	/s/ Changsheng Zhou
Changsheng Zhou
Chief Executive Officer