Form 10-Q
period 2007-06-30
Yasheng Group
filed 2010-04-23
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of June 30, 2007, and the related condensed consolidated statements of operations, stockholders’ equity, and cash flows for the three-month and six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

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

/S/ Gansu Hongxin CPA
Lanzou, China

April 4, 2010

YENSHENG GROUP
Condensed Consolidated Balance Sheets (Unaudited)
(In US Dollars)

	As Of
	June 30, 2007	December 31, 2006
	(unaudited)

ASSETS
Current Assets:
Cash & Cash equivalents	19,737,730	16,832,699
Accounts Receivable, net	58,432,599	58,708,397
Inventories	73,911,248	69,908,436
Prepaid & other current assets	3,765,109	2,404,187

Total current assets	155,846,686	147,853,719

Equity & other investments	224,882	243,557

Property, plant & equipment, net	390,214,229	390,741,094
Construction in progress	5,252,468	5,075,681
Intangible assets, net	832,432,114	804,782,615
Other long term assets	125,378,673	96,728,194

Total Assets	1,509,349,052	1,445,424,860

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable & accrued expenses	130,590,391	124,471,428
Short term loans	40,013,000	43,020,733
VAT Tax payable	1,195,753	1,206,052
Current portion of long term debt	23,628,522	23,039,740
Other current liabilities	936,384	989,861

Total current liabilities	196,364,050	192,727,814

Long term debt	22,766,806	25,051,713
Long term payable	19,810,605	19,416,071

Total liabilities	238,941,461	237,195,598

Stockholders' equity
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued & outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	96,128,088	65,222,488
Retained earnings	1,019,182,149	987,909,417

Total stockholders' equity	1,270,407,592	1,208,229,260

Total liabilities & stockholders' equity	1,509,349,053	1,445,424,858

The accompanying notes are an integral part of these consolidated financial statements

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006

Net Sales	159,985,883	151,833,641	306,704,509	293,156,900

Costs of Good Sold	143,626,106	136,280,389	273,140,081	261,158,514

Gross profit	16,359,777	15,553,252	33,564,428	31,998,386

Operating Expenses:
Sales & marketing	183,836	204,247	573,913	451,724
General & administrative	673,626	598,994	1,357,595	1,227,511
Total operaing expenses	857,462	803,241	1,931,508	1,679,235

Operating Profit	15,502,315	14,750,011	31,632,920	30,319,151

Interest Expense	518,679	494,231	1,094,976	1,050,594

Other income (expense)	15,277	269,138	734,788	612,381

Income before income tax expense	14,998,913	14,524,917	31,272,731	29,880,937
Income tax expense

Net Income	14,998,913	14,524,917	31,272,731	29,880,937

Basic earnings per share	0.10	0.09	0.20	0.19
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	31,272,731	29,880,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	3,454,267	3,761,295
Allowance fro doubtful accounts	(92,709)	(347,414)
Others	(98,039)	(2,874,675)
Changes in assets & liabilities:
Accounts receivable	1,857,898	6,962,201
Inventories	(2,229,283)	(844,607)
Prepaid & other current assets	(1,299,929)	(838,511)
Accounts payable	3,013,474	6,545,550
Accrued liabilitis to suppliers and agents	(52,266)	24,286
Receipts in advance and deferred revenue	(6,434)	8,975
Tax payables	(40,895)	32,188
Note Payable		(375,206)
Accrued compensation	(72,155)	59,076
Net cash provided by operating activities	35,706,660	41,994,095

Cash flows from investing activities:
Purchase of fixed assets	6,937,411	(7,877,032)
Purchase of intangible and other assets	(33,429,268)	(27,636,590)
Investments	24,854	300,023
Net cash used in investing activities	(26,467,003)	(35,213,599)

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Increase (decrease) in debt	(7,015,313)	(9,321,882)
Net cash provided by financing activities	(7,015,313)	(9,321,882)

Effect of exchange rate change on cash & cash equivalents	680,688	236,350

Net increase (decrease) in cash & cash equivalents	2,905,031	(2,305,035)

Cash & cash equivalents at beginning of period	16,832,699	20,926,819
Cash & cash equivalents at end of period	19,737,730	18,621,784

Supplemental Disclosures:
Cash paid for interest	1,094,976	1,050,594
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

The following is a breakdown of the major categories of inventories.

As of	6/30/2007
Raw material	15,371,026
Finished goods	37,955,625
Low value consumable goods	10,188,790
Packaging material	6,884,600
Maintenance material	3,511,208
Total	73,911,248

4.	Other long term assets

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

With the exception of the Baiyin Cement Plant, all other subsidiaries of the Company are agricultural/food based enterprises.  Therefore, the Company has two primary reporting segments: farming and construction materials.  Following is selected financial information for each segment:

	3 months	3 months
	Ended June 30,	Ended June 30,
	2007	2006
Construction Materials	1,177,845	1,180,317
Agriculture/Food	158,808,038	150,653,324
Total Sales	159,985,883	151,833,641

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006

Net Sales	159,985,883	151,833,641	306,704,509	293,156,900

Costs of Good Sold	143,626,106	136,280,389	273,140,081	261,158,514

Gross profit	16,359,777	15,553,252	33,564,428	31,998,386

Operating Expenses:
Sales & marketing	183,836	204,247	573,913	451,724
General & administrative	673,626	598,994	1,357,595	1,227,511
Total operaing expenses	857,462	803,241	1,931,508	1,679,235

Operating Profit	15,502,315	14,750,011	31,632,920	30,319,151

Interest Expense	518,679	494,231	1,094,976	1,050,594

Other income (expense)	15,277	269,138	734,788	612,381

Income before income tax expense	14,998,913	14,524,917	31,272,731	29,880,937
Income tax expense

Net Income	14,998,913	14,524,917	31,272,731	29,880,937

Basic earnings per share	0.10	0.09	0.20	0.19
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

Comparison of the three months
	Three months		Dollar	Percentage
	ended June 30, 2007	ended June 30, 2006	Change	Change

Sales	159,985,883	151,833,641	8,152,242	5.37%
Costs of Sales	143,626,106	136,280,389	7,345,717	5.39%
Gross Profit	16,359,777	15,553,252	806,525	5.19%
Operating Expenses	857,462	803,242	54,220	6.75%
Interest Expense	518,679	494,231	24,448	4.95%
Net Income	14,998,913	14,524,917	473,996	3.26%

Comparison of the six months
	Six months		Dollar	Percentage
	ended June 30, 2007	ended June 30, 2006	Change	Change

Sales	306,704,509	293,156,900	13,547,609	4.62%
Costs of Sales	273,140,081	261,158,514	11,981,567	4.59%
Gross Profit	33,564,428	31,998,386	1,566,042	4.89%
Operating Expenses	1,931,508	1,679,235	252,273	15.02%
Interest Expense	1,094,976	1,050,594	44,382	4.22%
Net Income	31,272,731	29,880,937	1,391,794	4.66%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Segments

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. Therefore, the company has two primary reporting segments: farming and construction materials.

	3 months	3 months
	Ended June 30,	Ended June 30,
	2007	2006
Construction Materials	1,177,845	1,180,317
Agriculture/Food	158,808,038	150,653,324
Total Sales	159,985,883	151,833,641

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement No. 151 Inventory Costs-an mendment of ARB No. 43, Chapter 4 (Issued 11/04)

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