Form 10-Q
period 2007-09-30
Yasheng Group
filed 2010-04-23
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of September 30, 2007, and the related condensed consolidated statements of operations, stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

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

/S/ Gansu Hongxin CPA
Lanzou, China

April 4, 2010

YENSHENG GROUP
Condensed Consolidated Balance Sheets (Unaudited)
(In US Dollars)

	As Of
	September 30, 2007	December 31, 2006
	(unaudited)	(unaudited)

ASSETS
Current Assets:
Cash & Cash equivalents	20,967,159	16,832,699
Accounts Receivable, net	59,174,588	58,708,397
Inventories	75,809,255	69,908,436
Prepaid & other current assets	4,194,017	2,404,187

Total current assets	160,145,019	147,853,719

Equity & other investments	243,140	243,557

Property, plant & equipment, net	391,126,256	390,741,094
Construction in progress	5,352,603	5,075,681
Intangible assets, net	844,591,726	804,782,615
Other long term assets	149,082,258	96,728,194

Total Assets	1,550,541,002	1,445,424,860

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable & accrued expenses	134,866,772	124,471,428
Short term loans	35,817,090	43,020,733
VAT Tax payable	1,171,696	1,206,052
Current portion of long term debt	23,958,595	23,039,740
Other current liabilities	911,070	989,861

Total current liabilities	196,725,223	192,727,814

Long term debt	23,972,759	25,051,713
Long term payable	20,086,763	19,416,071

Total liabilities	240,784,745	237,195,598

Stockholders' equity
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued & outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	113,837,476	65,222,488
Retained earnings	1,040,821,427	987,909,417

Total stockholders' equity	1,309,756,258	1,208,229,260

Total liabilities & stockholders' equity	1,550,541,003	1,445,424,858

The accompanying notes are an integral part of these consolidated financial statements

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006

Net Sales	163,979,219	155,906,402	470,683,728	449,063,301

Costs of Good Sold	141,192,424	134,523,809	414,332,506	395,682,323

Gross profit	22,786,795	21,382,593	56,351,222	53,380,978

Operating Expenses:
Sales & marketing	300,448	212,801	874,362	664,526
General & administrative	718,478	651,165	2,076,073	1,878,675
Total operaing expenses	1,018,926	863,966	2,950,435	2,543,201

Operating Profit	21,767,869	20,518,627	53,400,787	50,837,777

Interest Expense	566,263	611,913	1,661,239	1,662,508

Other income (expense)	437,673	313,754	1,172,461	926,135

Income before income tax expense	21,639,278	20,220,467	59,912,010	50,101,404
Income tax expense

Net Income	21,639,278	20,220,467	59,912,010	50,101,404

Basic earnings per share	0.14	0.13	0.34	0.32
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	52,912,010	50,101,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	4,679,319	5,691,706
Allowance fro doubtful accounts	(97,812)	(354,648)
Others	(99,406)	(2,656,972)
Changes in assets & liabilities:
Accounts receivable	1,960,165	7,107,179
Inventories	(3,128,049)	(1,593,130)
Prepaid & other current assets	(1,694,474)	(1,243,802)
Accounts payable	5,526,597	11,575,396
Accrued liabilitis to suppliers and agents	(68,149)	32,376
Receipts in advance and deferred revenue	(8,574)	52,475
Tax payables	(82,191)	48,978
Note Payable		(379,329)
Accrued compensation	(109,478)	76,152
Net cash provided by operating activities	59,789,958	68,457,785

Cash flows from investing activities:
Purchase of fixed assets	10,357,832	(15,837,967)
Purchase of intangible and other assets	(56,406,655)	(39,183,338)
Investments	10,076	332,782
Net cash used in investing activities	(46,038,747)	(54,688,523)

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Increase (decrease) in debt	(10,977,515)	(17,396,666)
Net cash provided by financing activities	(10,977,515)	(17,396,666)

Effect of exchange rate change on cash & cash equivalents	1,360,763	797,217

Net increase (decrease) in cash & cash equivalents	4,134,460	(2,830,188)

Cash & cash equivalents at beginning of period	16,832,699	20,926,819
Cash & cash equivalents at end of period	20,967,159	18,096,631

Supplemental Disclosures:
Cash paid for interest	1,661,239	1,662,508
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

The following is a breakdown of the major categories of inventories.

As of	9/30/2007
Raw material	16,161,851
Finished goods	39,448,307
Low value consumable goods	9,927,481
Packaging material	6,779,167
Maintenance material	3,492,449
Total	75,809,255

4.	Other long term assets

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

With the exception of the Baiyin Cement Plant, all other subsidiaries of the Company are agricultural/food based enterprises.  Therefore, the Company has two primary reporting segments: farming and construction materials.  Following is selected financial information for each segment:

	3 months	3 months
	Ended September 30,	Ended September 30,
	2007	2006
Construction Materials	1,243,844	1,277,634
Agriculture/Food	162,735,375	154,628,768
Total Sales	163,979,219	155,906,402

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
	(In US Dollars)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006

Net Sales	163,979,219	155,906,402	470,683,728	449,063,301

Costs of Good Sold	141,192,424	134,523,809	414,332,506	395,682,323

Gross profit	22,786,795	21,382,593	56,351,222	53,380,978

Operating Expenses:
Sales & marketing	300,448	212,801	874,362	664,526
General & administrative	718,478	651,165	2,076,073	1,878,675
Total operaing expenses	1,018,926	863,966	2,950,435	2,543,201

Operating Profit	21,767,869	20,518,627	53,400,787	50,837,777

Interest Expense	566,263	611,913	1,661,239	1,662,508

Other income (expense)	437,673	313,754	1,172,461	926,135

Income before income tax expense	21,639,278	20,220,467	59,912,010	50,101,404
Income tax expense

Net Income	21,639,278	20,220,467	59,912,010	50,101,404

Basic earnings per share	0.14	0.13	0.34	0.32
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

Comparison of the three months
	Three months		Dollar	Percentage
	ended Sep 30, 2007	ended Sep 30, 2006	Change	Change

Sales	163,979,219	155,906,402	8,072,817	5.20%
Costs of Sales	141,192,424	134,523,809	6,668,615	5.00%
Gross Profit	22,786,794	21,382,592	1,404,202	6.60%
Operating Expenses	1,018,927	863,966	154,961	17.90%
Interest Expense	566,263	611,913	-45,650	-7.50%
Net Income	21,639,278	20,220,467	1,418,811	7.00%

Comparison of the nine months
	Nine months		Dollar	Percentage
	ended Sept 30, 2007	ended Sept 30, 2006	Change	Change

Sales	470,683,728	449,063,301	21,620,427	4.80%
Costs of Sales	414,332,506	395,682,323	18,650,183	4.70%
Gross Profit	56,351,222	53,380,978	2,970,244	4.60%
Operating Expenses	2,950,435	2,543,201	407,234	16.00%
Interest Expense	1,661,239	1,662,508	-1,269	-0.10%
Net Income	52,912,010	50,101,404	2,810,606	5.60%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Segments

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. Therefore, the company has two primary reporting segments: farming and construction materials.

	3 months	3 months
	Ended September 30,	Ended September 30,
	2007	2006
Construction Materials	1,243,844	1,277,634
Agriculture/Food	162,735,375	154,628,768
Total Sales	163,979,219	155,906,402

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