Form 10-K
period 2007-12-31
Yasheng Group
filed 2010-05-05
CIK 1123312

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

State issuer’s revenues for its most recent fiscal year (12/31/07).  $655,674,888

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

We generated approximately 11% of our revenues from field crop based products, 16% from vegetable based products, 49% from fruits, 12% from specialty crops, 10% from seeds, and 1% from poultry products and other products during fiscal year 2007.

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

We sell our products through an extensive nationwide sales and distribution network covering 16 provinces and over 100 cities in China.  As of December 31, 2007, this network was comprised of over 100 major and 80 minor distributors. Our products are also sold directly to food processors as well as processed within our company and then resold to supermarkets, other distributors, or further processed into retail food products.  We also sell many of the products sold fresh within Gansu province as well as nationally to food processors, distributors, or directly through the supermarkets. Our customers are based primarily in China and include national and international leading companies such as KFC, McDonald’s, Tsingtao Beer, Yanjing Beer, and major supermarket chains.  Our products are also sold as feed for livestock, ingredients for Chinese traditional medicines as well as other important ingredients in the food industry.

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

Our sales revenue increased by 8.8% in the fiscal year ended December 31, 2007 to $655 million, from $602 million in the fiscal year ended December 31, 2006.  Net income increased by 7.5% in the fiscal year ended December 31, 2007 to $71 million from $66 million in the fiscal year ended December, 2006.  Our gross profit for the fiscal year ended December 31, 2007 was 11.6% as compared to 11.8% for the fiscal year ended December 31, 2004.  A decrease of .2%.

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

Corporate Structure

Yasheng Group is a U.S. Corporation, which was invested and established by Gansu Yasheng Salt Industry Group Ltd. in January 2004.   The Company Name is Yasheng Group, which is an overseas company, approved by the Chinese Ministry of Commerce and other PRC regulatory agencies.

Address:  805 Veterans Blvd., #228, Redwood City, CA 94063

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

In the 1990s, China's agriculture and rural economy faced unprecedented difficulties and challenges. But development momentum maintained fairly good nonetheless, with most products in surplus and supply and demand basically in balance every year. The year 2004 was a turning point, with grain production of 469.47 million tons, reversing a five-year decline. Now China leads the world in output of grain, cotton, oil plants, fruit, meat, eggs, aquatic products and vegetables.

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

We currently sell our products to both distributors and direct customers across 19 provinces in China including: Gansu, Shanxi, Beijing, Shandong, Liaoning, Guangdong, Tianjin, Shanghai, Ningxia, Qinghai, Hebei, Inner Mongolia, Xinjiang, Jilin, Hubei and Guizhou, etc.  By December 31, 2007, we had 187 distributors and 30 direct customers in China.  We export our products indirectly through the Chinese companies with import and export qualification.  For example, Gansu Agricultural Reclamation and Export Corporation and Gansu provincial level import and export restrictions on our companies.

Our distributors sell our products to their various customers, including food processors, supermarkets and wholesale stores. We typically enter into a one-year contract with each of our distributors at the beginning of the year.  We believe we maintain stable relationships with our distributors, and many of them have been our distributors for more than three years. No customer or distributor accounted for more than 10% of our total revenue in fiscal year 2007.

Principal Suppliers for resale

During the 12 months ended December 31, 2007, we derived a substantial portion of our products for resale from many suppliers in GanSu & Northern China. Dependence upon a limited number of suppliers poses business risks, which is one reason why we have a diverse choice of vendors for our operations. These suppliers make up seed, animal feed, fertilizer, agro business materials, construction materials, technology companies, and many other related agriculture industry supplies companies.

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

Extensive Sales and Distribution Network

Our extensive sales and distribution network allows us to reach a wide range of customers all over the nation. As of December 31, 2007, we had 100 major regional distributors in 19 provinces. Our distributors sell our products through their own network in the region to their various customers, including food processors, supermarkets and wholesale stores. We have a stable and effective group of distributors who helped to sell our products all across China and internationally.

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

Employees

As of December 31, 2007, we have a total of over 15,000 employees. The majority of employees are based in China, and up to 6 employees or contract employees are based in our U.S. headquarters. Among all the employees, 80% employees are farm workers, 5% employees are salespeople, 5% employees are management staff,  and 10% are technical staff.  We have experienced no work stoppages.

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

ITEM 1A.             RISK FACTORS - continued

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

ITEM 1A.             RISK FACTORS - continued

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

Our seven (7) operating subsidiaries have over 1,500,000 mu of land, with land use rights for 70 years. 300,000 mu is being used for cultivation of crops and has been in use for over 35 years. The land use rights are renewable at the end of the each period. This land is spread out from one end of Gansu Province to the other within the seven (7) companies.

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

PART II

ITEM 5:                 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PUCHASES OF EQUITY SECURITIES.

Our Common Stock

Our common stock has been quoted for trading on the Pink OTC Markets Inc. (the “Pink Sheets”) under the ticker symbol “YHGG”. As of December 31, 2007, there were 155,097,355 shares of common stock issued and outstanding.

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

As of December 31, 2007, there were approximately 200 holders of record of our common stock.

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

	Low	High
2007
Quarter ended December 31, 2007	$1.15	1.31
Quarter ended September 30, 2007	$1.25	1.85
Quarter ended June 30, 2007	$1.71	2.15
Quarter ended March 31, 2007	$1.35	1.60

2006
Quarter ended December 31, 2006	$1.50	1.79
Quarter ended September 31, 2006	$1.60	2.05
Quarter ended June 30, 2006	$2.37	2.63
Quarter ended March 31, 2006	$2.31	2.58

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

ITEM 5:                 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PUCHASES OF EQUITY SECURITIES. - continued

Equity Compensation Plans

2007 Management Stock Incentive Plan

In 2007, our board of directors and stockholders adopted and approved, an 2007 Equity Incentive Plan (the “ 2007 Equity Incentive Plan”).  The purpose of the Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. The Incentive Plan allows for awards of stock options, restricted stock grants and share appreciation rights for up to 1 Million shares of common stock. Under the 2006 Equity Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options and all options under the plan shall vest quarterly over three years.

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

In 2007 options were issued but were rescinded thus having no effect on the financial statements.  No other options have been issued.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6.                 SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
	2007	2006	2005

Sales	655,674,888	602,638,583	567,363,643
Net Income	71,333,182	66,340,996	61,908,281
Diluted Earnings per Share	.46	.43	.40
Total Assets	1,614,404,587	1,444,981,013	1,312,360,621
Total Debt	251,103,004	241,198,757	211,776,054
Stockholders’ Equity	1,363,301,583	1,203,782,256	1,100,584,566

OTHER KEY FINANCIAL MEASURE OTHER KEY FINANCIAL
Debt to equity ratio	18%	19%	19%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We generated approximately 11% of our revenues from field crop based products, 16% from vegetable based products, 49% from fruits, 12% from specialty crops, 10% from seeds, and 1% from poultry products and other products during fiscal year 2007.

The discussion below of our performance is based upon the 2007 and 2006 financial statements and our industry within the PRC.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

Growth of China's agriculture industry.  China is currently the world’s largest agricultural economy and a leading importer and exporter of agricultural products. Total output of agriculture production value was expected to exceed $1.8 trillion yuan by 2007, China’s agricultural sector, however is still changing as it responds to the rising and increasingly sophisticated demands of domestic and foreign consumers, adapts small-scale farm structure to global food markets, and competes with other sectors for labor, investment capital, and scarce land and water resources. (Resource USDA)

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

Product offering and pricing. Agriculture products have been and are expected to remain, our primary product base. We remain a national strategic commodity supplier for China but continue to enter into the high end markets with quality agriculture products.  Our food & beverage processing products contributed approximately 75.5% and 74.0% of our total net sales for years ended 2007. The gross profit for our products was approximately 11% for the fiscal year ended 2007.  We plan to continue to focus on our higher margin deep processed products in the future and have begun implementing a strategic plan to expand our product line with by-products from our core cultivated agro raw materials such as hops extract, flavorings, deep potato processing, organic fertilizers, animal feeds, eco-friendly pesticides, and bio energy.

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

Debt

Debt consists of a short term loan from a bank with an interest rate of 5.31% and a long term loan from a bank with an interest rate of 6.04%. Payments are to be made at irregular intervals on a set schedule. Following are annual maturities of the long term loan for the next three years:

2007	24,731,163
2008	25,228,661
2009	11,767,101
Thereafter	-

Employee Benefit Plans

We prove the following benefits for all employees:

1.	Employee Welfare Fund: An amount equal to 14% of payroll is set aside by the Company for standard employee benefits.

2.	Open Policy Pension: We pay to national and community insurance agents an amount equal to 20% of payroll. This insurance continues to cover the employee subsequent to retirement.

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

 SEGMENTS

The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States (US GAAP).  With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. Therefore, the company has two primary reporting divisions: farming and construction materials. Following is selected financial information for each segment for the current year 2007, 2006 and 2005.

	2007	% of Total	2006	% of Total	2005	% of Total
Sales
Construction materials	4,808,062	.7%	4,916,400	.8%	6,190,752	1.1%
Farming and food related products	650,866,826	99.3%	597,722,183	99.2%	561,172,891	98.9%
Total Sales	655,674,888	100.0%	602,638,583	100.0%	567,363,643	100.0%

	2007	% Change	2006	% Change	2005	% Change
Sales
Construction materials	4,808,062	(2.2%)	4,916,400	(20.6%)	6,190,752	(11.0%)
Farming and food related products	650,866,826	8.9%	597,722,183	6.5%	561,172,891	4.9%
Total Sales	655,674,888	8.8%	602,638,583	6.2%	567,363,643	4.7%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Construction Materials

Fiscal Year 2007 compared with fiscal year 2006

In 2007 sales of construction materials went down in comparison to 2006.  During 2006 the company was completing various contracts which it had for infrastructure projects in the province.  These projects were completed in 2006 and didn’t carry over to 2007.  Competition has also continued to keep sales prices lower.

Fiscal year 2006 compared with fiscal year 2005

Materials sales decreased in 2006 as compared to 2005 because several of the projects which were begun in 2005 and prior were completed in 2006.  Competition has also forced the price of building materials to be lower in order to stay competitive.

Farming and food related products

Fiscal year 2007 compared with fiscal year 2006

For the period 2006 to 2007 the food prices in China have continued to increase and demand for Yasheng fresh vegetables and fruit and also increased.  The overall economy of China grew at a rate of 8% and family incomes continue to rise also.  Our distributors also expanded their markets into higher end regions such as South China, Shanghai, and Beijing, resulting in better margins.  The demand for beer has continued to increase so the hops sector of our business also expanded.  The company was also benefited from the expansion of cultivation areas resulting in larger overall production.

Fiscal year 2006 compared with fiscal year 2005

Food prices from 2005 to 2006 have increased.  As the Chinese become more affluent they are demanding  more foods and food related products.  The company has ongoing research and development projects to improve strains of plants thus improving production.  They are also working to improve irrigation practices and improved uniformity of  cultivation practices.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee that RMB amounts could have been, or could be, converted into US dollars at rates used in translation

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our international sales accounted for very little of our net sales in 2005, 2006 and 2007.  As a result, we have exposure to foreign exchange risk with respect to a minor portion of our sales.  Fluctuations in exchange rates, particularly in the U.S. dollar to yuan (RMB) exchange rate, do not affect materially affect our gross and net profit margins even though they could result in foreign exchange and operating losses.

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

ITEM 9A.              CONTROLS AND PROCEDURES - continued

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.  The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Gansu Hongxin CPA firm, an independent registered public accounting firm, as stated in their report which appears herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yasheng Group:

We have audited the internal control over financial reporting of Yasheng Group and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

ITEM 9A.              CONTROLS AND PROCEDURES - continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - continued

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and our report dated March 15, 2010, expressed an unqualified opinion on those financial statements.

Gansu Hongxin CPA Ltd
March 15, 2010

ITEM 9B.              OTHER INFORMATION

None

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors, executive officers, and certain key employees:

Name	Age	Position Held	Date Appointed/Elected
Zhou Chang Sheng	66	Chairman	1998
Wang Deng Fu	51	Director & General Manager	1998
Mei Ping Wu	38	President	2003
Hai Yun Zhuang	38	Director
Cai Linhai	46	Director
Wang Xitian	52	Director
He Shurong	51	Director
Wei Lefu	59	Director

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

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Hai Yun Zhuang - Mr. Zhuang is an accounting undergraduate and a senior accountant.  From 1998 to 2005, he was chief accountant and Financial Controller of Gansu Yasheng Salt Industry Group Co., Ltd.  Since 2004, he has been a director and Chief Financial Officer of YaSheng Group.

Wang Xitian - Mr. Zitian has a bachelor's degree in Business Administration. Since 1998, he he has been a director of Zhangye Farm of Gansu Agricultural Reclamation.  Currently he is an independent director of YaSheng Group.

Cai Linhai - Mr. Linhai is an undergraduate engineer and veterinarian.  From 1995 to 2004, he was manager of Wuwei Agricultural Reclamation Company of Gansu Province. From 2005 to 2007,he was chairman of Gansu Hua Wei Building Materials Co., Ltd., Since 2007, he has been the manager of Agricultural Reclamation Industry Company of Gansu Province and Chairman of Gansu Yasheng Salt Industry Group Co., Ltd.   Currently he is an independent director of YaSheng Group.

Wei Lefu - Mr. Lefu has a Bachelor of Accounting degree.  From 1995 to 2001, he was deputy general manager of Gansu Agricultural Reclamation shopping center and Chief Financial Officer.   From 2002 to 2008, he was chief of office of Gansu Yasheng Salt Industry Group Co., Ltd.  From 2008, he was chairman of Gansu Hengxin trademark Affairs Co., Ltd.  Currently, he is an independent director of YaSheng Group.

He Shurong -  Ms. Shurong has a Bachelor of Economics and Management degree and is a senior accountant.   From 2000 to 2008, she was deputy general manager of Gansu Agricultural Reclamation Industry Company.   Since 2008, she has been Deputy General Manager of Gansu Yasheng Salt Industry Group Co., Ltd.  Currently, she is an independent director of Yasheng Group

Liang Lin - Ms. Lin is an accounting undergraduate and auditor.  Since 1998, she has been a Director of the Audit Center of Gansu Yasheng Salt Industry Group Co., Ltd.  Currently she is the director of the Audit Committee of Yasheng Group.

Sun Xiaoqin - Ms. Xiaogin is a finance undergraduate and accountant. Since 1998, she is has been the secretary, assistant and spokeswoman of the Board of Gansu YaSheng Industrial Group Co., Ltd.   Currently, she is the  secretary of the board of directors of Yasheng Group.

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

ITEM 11.              EXECUTIVE COMPENSATION

The following table shows for the fiscal year ended December 31, 2007 the cash compensation paid by us, as well as certain other compensation paid or accrued by us, to our Principal Executive Officer and our Principal Accounting Officer.  None of our executive officers received aggregate compensation of more than $105,000 for fiscal year 2007.

ANNUAL COMPENSATION

		SALARY($)		ALL OTHER
NAME AND PRINCIPAL POSITION	POSITION	BONUS($)		COMPENSATION($)
Zhou Chang Sheng	Chairman and CEO	$30,000		$18,000
Zhuang Hai Yun	Chief Financial Officer	$10,000		$8,000
Mei Ping Wu	President	$120,000	1

1 Only $30,000 was actually received by Mei Ping Wu

EMPLOYMENT AGREEMENTS

We currently have no employment agreements.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2007, there were 155,097,355 shares of common stock issued and outstanding.  Following is a table showing shares owned and/or controlled by owners and management, as well as significant shareholders of five percent (5%) or more of the Company's common stock. Unless noted otherwise, the address for all persons listed is 850 Veterans Blvd., Redwood City CA 94063.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Gansu Yasheng Salt Industry Group, Ltd. Zhou Chang Sheng - Legal Representative holding voting control- Chairman	121,842,733	78.6%
Common	Gansu Yasheng Salt Industry Group, Ltd. Kehua Li - Legal Representative holding voting control	8,000,000	5.2%
Common	Mei Ping Wu - President	11,100,000	7.15%
	All director and officers as a group 90.95%

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth each director and executive office as of the date of this filing:

Name	Age	Position Held	Date Appointed/Elected
Zhou Chang Sheng	66	Chairman	1998
Wang Deng Fu	51	Director & General Manager	1998
Mei Ping Wu	38	President	2003
Hai Yun Zhuang	38	Director & Chief Financial Officer
Wang Xitian	52	Director & Director Zhangye Farm of Gansu Agricultural Reclamation
Cai Linhai	46	Director, Chairman of Gansu YaSheng Salt Industry Group
Wei Lefu	59	Director, Chairman Gansu Hengxin Trademark Affairs Co.
He Shurong	51	Director, Deputy General Manager of Gansu Yasheng Salt Industry Group Co.
Lian Lin	40	Director, Director of the Audit Center of Gansu Yasheng Salt Industry Group Co.
Sun Ziaogin	40	Secretary

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

YASHENG GROUP
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yasheng Group:

We have audited December 31, 2007, 2006 and 2005, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yasheng Group and subsidiaries as of December 31, 2007, , 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December4 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Gansu Hongxin CPA Ltd
Lanzou, Gansu, China
March 15, 2010

YASHENG GROUP
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2007	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	22,474,500	16,824,156	20,917,440
Accounts receivable, net	61,005,452	58,701,389	57,364,922
Inventories	79,714,454	69,900,330	65,699,513
Prepaid and other current assets	4,558,643	2,404,187	385,854

Total current assets	167,753,048	147,830,061	144,367,729

Equity and other investments	199,412	243,557	598,605

Property, plant and equipment, net	392,058,075	390,726,104	363,997,911
Construction in progress	5,555,735	5,075,681	5,782,797
Intangible assets, net	872,334,996	804,775,743	701,049,019
Other long term assets	176,503,322	96,329,867	96,564,559

Total assets	1,614,404,587	1,444,981,013	1,312,360,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	81,224,004	67,542,776	64,378,506
Short term loans	33,750,512	43,020,733	49,448,093
VAT Tax payable	1,206,996	1,206,012	1,102,070
Current portion of long term debt	24,734,163	24,983,353	25,092,306
Other current liabilities	1,301,753	1,373,994	1,517,042

Total current liabilities	142,217,428	138,126,868	141,538,017

Long term debt	26,658,338	23,108,100	34,155,534
Long term payable	82,227,238	79,963,789	36,082,504

Total liabilities	251,103,004	241,198,757	211,776,054

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355	155,097,355
Accumulated other comprehensive income	150,932,880	62,746,734	25,890,040
Retained earnings	1,057,271,349	985,938,167	919,597,171

Total stockholders’ equity	1,363,301,583	1,203,782,256	1,100,584,566

Total liabilities & stockholders' equity	1,614,404,587	1,444,981,013	1,312,360,621

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005

Net sales	655,674,888	602,638,583	567,363,643

Cost of goods sold	579,429,189	531,804,646	501,419,028

Gross profit	76,245,699	70,833,937	65,944,615

Operating expenses:
Sales and marketing	1,217,839	905,062	638,905
General and administrative	2,900,947	2,557,341	1,858,777
Total operating expenses	4,118,786	3,462,404	2,497,682

Operating profit	72,126,913	67,371,533	63,446,933

Interest expense	2,369,099	2,284,094	2,623,299

Other income (expense)	1,575,368	1,253,556	1,084,647

Income before income tax expense	71,333,182	66,340,996	61,908,281
Income tax expense

Net income	71,333,182	66,340,996	61,908,281

Basic earnings per share	0.46	0.43	0.40
Weighted average number of shares	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common	Retained	Accumulated Other	Total
	Stock	Earnings	Comprehensive Income

Balance as of January 1, 2005	155,097,355	857,688,890		1,012,786,245
Net income		61,908,281		61,908,281
Foreign currency translation			25,890,040	25,890,040

Balance as of December 31, 2005	155,097,355	919,597,171	25,890,040	1,100,584,566
Net income		66,340,996		66,340,996
Foreign currency translation			36,856,694	36,856,694

Balance as of December 31, 2006	155,097,355	985,938,167	62,746,734	1,203,782,256
Net income		71,333,182		71,333,182
Foreign currency translation			88,186,146	88,186,146

Balance as of December 31, 2007	155,097,355	1,057,271,349	150,932,880	1,363,301,583

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2007	2006	2005

Net income	71,333,182	66,340,996	61,908,281
Other comprehensive income:
Foreign currency translation adjustment	88,186,146	36,856,694	25,890,040
Total other comprehensive income	88,186,146	36,856,694	25,890,040

Total comprehensive income	159,519,328	103,197,690	87,798,321

The accompanying notes are an integral part of these statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income	71,333,182	66,340,996	61,908,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,368,055	8,437,074	10,620,324
Allowance for doubtful accounts	121,068	70,165	671,260
Others	2,263,450	43,881,285	2,043,688
Changes in assets and liabilities:
Accounts receivable	(2,425,131)	(1,406,631)	(13,457,179)
Inventories	(9,814,124)	(4,200,817)	(742,642)
Prepaid and other current assets	(2,154,456)	(2,018,333)	687,596
Accounts payable	13,803,899	3,106,581	14,551,561
Accrued liabilities	(122,671)	57,689	156,281
Accrued compensation and benefits	(102,602)	117,955	43,383
Other liabilities	31,346	(157,061)	(750,633)
Net cash provided by operating activities	81,302,014	114,228,902	75,731,920

Investing activities:
Purchase of fixed assets	(10,180,080)	(34,458,150)	(60,833,570)
Purchase of intangible and other assets	(147,732,707)	(103,492,032)	(43,321,974)
Investments	44,145	355,048	(111,488)
Net cash used in investing activities	(157,868,642)	(137,595,134)	(104,267,031)

Financing activities:
Increase (decrease) in debt	(5,969,174)	(17,583,747)	3,362,263
Net cash provided by financing activities	(5,969,174)	(17,583,747)	3,362,263

Effect of exchange rate change on cash and cash equivalents	88,186,146	36,856,694	25,890,040

Net increase (decrease) in cash and cash equivalents	5,650,344	(4,093,284)	717,192

Cash and cash equivalents at beginning of period	16,824,156	20,917,440	20,200,248
Cash and cash equivalents at end of period	22,474,500	16,824,156	20,917,440

Supplemental disclosures:
Cash paid for interest	4,482,780	3,628,543	4,328,816
Cash paid for income taxes

The accompanying notes are an integral part of these consolidated financial statements.

Yasheng Group
Notes to Consolidated Financial Statements

1.	Organization and nature of operations

Yasheng Group (The Company) is a California corporation with primary operations in China.  The Company designs, develops, manufactures and markets high-quality farming and sideline products; chemical materials and products; textiles; construction materials; and livestock and poultry. It also designs, develops and markets new technologies related to agriculture and genetic biology.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company¡¯s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its general allowance, including aging analysis, historical bad debt records, customer credit analysis and any specific known troubled accounts.

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

Intangible assets consist of mainly land use rights and are recorded at cost. The Company has over 50,000 acres of arable land that are cultivated using the latest scientific technologies to produce a wide variety of agricultural products.

Under PRC's current property rights regime, use rights for specified periods (e.g., 40 to 70 years) can be obtained from the state through the up-front payment of land use fees. The fees are determined by the location, type and density of the proposed development. This separation of land ownership and use rights allows the trading of land use rights while maintaining state ownership of land.

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

Gains and losses resulting from foreign currency translation are recorded in a separate component of shareholders¡¯ equity. Foreign currency translation adjustments are included in accumulated other comprehensive income in the consolidated statements of shareholders’ equity for the years presented.

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

The Company expenses advertising as incurred. Advertising expenses amounted to $458,350, $378,486, and $237,923 for year 2007, 2006, and 2005, respectively.

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

SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Yasheng Group
Notes to Consolidated Financial Statements

3.	Main products

The Company’s farms produce beer barley, fruits, and vegetables, etc. Following is the revenue generated from some of the main agricultural products:

Net Sales	2007	2006	2005
Onion	10,491,802	9,642,219	9,077,825
Maize	20,981,597	19,284,435	18,155,645
Barley	20,457,057	18,802,324	17,701,754
Black seed	15,935,187	14,000,318	13,616,720
Cotton	6,294,479	5,785,331	5,446,694
Hops	26,226,996	24,105,544	22,694,557
Potato	25,177,916	23,141,323	21,786,774
Apple	10,490,798	9,642,217	9,077,823
Pear 1	5,736,197	14,463,326	13,616,734
Alfalfa	8,917,178	8,195,885	7,716,149
Cumin	15,736,204	14,463,333	13,215,546
Apricots	12,064,418	11,088,550	10,439,496
Seedling	11,015,338	10,124,328	9,531,714
Chinese wolfberry	9,966,258	9,160,107	8,623,932
Sweet corn	18,883,437	17,355,991	16,340,081
Seed corn	18,236,953	16,875,821	15,845,921
Flax	14,687,117	13,499,104	12,708,952
Beet	18,358,897	16,873,882	15,886,190
Wheat	14,736,201	14,204,805	13,407,545
Sunflower	16,260,737	14,945,437	14,070,625
Pea	13,638,038	12,534,883	11,801,170
Soybean	20,457,042	18,802,335	17,702,135
Flaxseed	15,211,648	13,981,230	13,162,838
Aspen Apple	16,785,277	15,427,548	14,524,516
Pear scion	12,064,400	11,088,525	10,439,490
Apricot	17,309,817	15,909,659	14,978,407
Huang Lei	19,932,517	18,320,213	17,247,863
Early Pear	20,981,614	18,284,460	18,155,651
Apple-pear	15,211,657	13,981,216	13,162,843

4.	Accounts receivable

Accounts receivable are recognized and carried at original invoice amount outstanding less an allowance for doubtful accounts. The activity in the Accounts Receivable was as follows:

Year Ended	Gross Balance	Allowance	Net Balance
December 31,	at end of	for doubtful	at end of
	Year	accounts	year

2005	60,376,580	3,011,658	57,364,922
2006	61,783,212	3,081,823	58,701,389
2007	64,208,343	3,202,891	61,005,452

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

Year Ended	Beginning	Charged to costs	Ending
December 31,	Balance	and expenses	Balance

2005	2,340,398	671,260	3,011,658
2006	3,011,658	70,165	3,081,823
2007	3,081,823	121,068	3,202,891

Yasheng Group
Notes to Consolidated Financial Statements

5.	Inventories

The major classes of inventory: raw materials, packaging materials, products in process, finished goods, stocks, low-value consumable goods, materials in transit as well as others.

The following is a breakdown of the major categories of inventories.

Breakdown of Inventories

	2007	2006	2005
Raw material	15,942,891	13,980,066	13,139,903
Finished Goods	39,857,227	34,950,166	32,849,756
Low-value consumable goods	11,957,168	10,485,049	9,854,927
Packaging material	7,971,445	6,990,033	6,569,951
Maintenance material	3,985,723	3,495,016	3,284,976

Total for the year	79,714,454	69,900,330	65,699,513

6.	Property, plant and equipment & depreciation

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

Property, plant and equipment	2007	2006	2005

Buildings and improvements	86,365,422	84,426,205	77,393,152
Farming facilities	77,728,880	75,983,585	69,653,837
Machinery and equipment	9,932,023	9,709,014	8,900,212
Transportation and other facilities	257,800,784	252,012,222	231,018,560

Total	431,827,109	422,131,026	386,965,761

Accumulated Depreciation	2007	2006	2005

Buildings and improvements	11,502,094	9,016,688	6,498,684
Farming facilities	9,581,169	7,698,697	5,959,409
Machinery and equipment	9,431,560	7,418,798	5,279,025
Transportation and other facilities	9,254,211	7,270,739	5,230,732

Total	39,769,034	31,404,922	22,967,850

7.	Intangible assets, net

Intangible assets consist of mainly land use rights and are recorded at cost. The Company has over 50,000 acres of arable land that are cultivated using the latest scientific technologies to produce a wide variety of agricultural products.

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

The Company’s subsidiaries in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company¡¯s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution.

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

The Company obtains secured lending from the banks using the following two types of arrangements, collateral and guarantee. Collateral is loans secured against the assets of Yasheng Group, while guarantee is loans provided with the guarantee from a third party.

(a) Long term debt

	Collateral	Guarantee	Total	Maturity rate

2005	22,702,192	11,453,342	34,155,534	3 years 5.31%
2006	11,372,865	11,735,235	23,108,100	3 years 5.31%
2007	12,756,153	13,902,185	26,658,338	3 years 7.02%

(b) Current portion of long term debt

	Collateral	Guarantee	Total	Interest rate

2005	16,300,271	8,792,035	25,092,306	5.31%
2006	16,280,144	8,703,209	24,983,353	5.31%
2007	16,215,049	8,519,114	24,734,163	5.31%

(c) Short term debt

	Collateral	Guarantee	Total	Maturity	Interest rate

2005	29,830,342	19,617,751	49,448,093	1 year	5.85%
2006	27,314,811	15,705,922	43,020,733	1 year	5.85%
2007	21,005,419	12,745,093	33,750,51	1 year	7.72%

Yasheng Group
Notes to Consolidated Financial Statements

13.	Employee benefit plans

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

14. Segment information

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. Therefore, the company has two primary reporting segments: farming, and construction materials. Following is selected financial information for each segment:

Net Sales	2007	2006	2005

Construction material
Cement	4,808,062	4,916,400	6,190,752
Farming
Cereals	55,601,231	51,103,752	48,112,460
Vegetables/Melons/Fruits	468,938,679	431,007,124	402,419,881
Other	126,326,916	115,611,307	110,640,550

Total	655,674,888	602,638,583	567,363,643

15.	Earnings per share

The components of earnings per share are as follows:

	Year ended December 31,
	2007	2006	2005
Net income available	71,333,182	66,340,996	61,908,281
Weighted average number of shares	155,097,355	155,097,355	155,097,355
Basic/Diluted Earnings per share	0.46	0.43	0.4

16.	Operating leases

The Company has no operating leases for the periods shown.

Yasheng Group
Notes to Consolidated Financial Statements

17.	Options

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

We also have an initial long term employee equity option consideration plan for employees that work with for us for a minimum of twelve months.  We take into consideration each additional year with the performance of the employee in setting a further equitable option in the Company. As of the balance sheet date the Board of Directors have granted no options.

18.	Quarterly Information (Unaudited)

	Mar 31	Jun 30	Sep 30	Dec 31	Total
Revenue	146,718,626	159,985,883	163,979,219	162,397,500	633,081,228
Gross Profit	17,204,651	16,359,777	21,382,593	12,631,683	68,982,906
Net Income	16,273,818	14,998,913	20,220,467	11,294,297	64,206,307
Basic/Diluted Earnings per Share	.10	.10	.13	.12	.43

19.	Stockholders’ Equity

Year 2005
The Company has had no new shares issued during the year.

Year 2006
The Company has had no new shares issued during the year.

Year 2007
The Company has had no new shares issued during the year.

20.	Subsequent Events

The Company filed its form 10-K for the year ended December 31, 2006 with the SEC on April 19, 2010.  The Company filed its form 10-K for the year ended December 31, 2005 with the SEC on March 30, 2010.  The Company filed its fro 10-K for the year ended December 31, 2004 with the SEC on March 16, 2010.

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