Form 10-Q
period 2008-03-31
Yasheng Group
filed 2010-05-10
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

State issuer’s revenues for its most recent fiscal year (12/31/07).  $ 655,674,888.

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of March 31, 2008, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Yasheng Group and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and in our report dated March 15, 2010 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ Gansu Hongxin CPA Lanzou, China

April 10, 2010

YASHENG GROUP
Condensed Consolidated Balance Sheets
(In US Dollars)

	As Of
	March 31, 2008	December 31, 2007
	(unaudited)

ASSETS
Current Assets:
Cash & Cash equivalents	17,216,281	22,422,687
Accounts Receivable, net	58,850,069	60,781,869
Inventories	74,795,613	79,399,071
Prepaid & other current assets	4,719,492	4,540,607

Total current assets	155,581,455	167,144,234

Equity & other investments	200,464	198,623

Property, plant & equipment, net	403,569,300	390,506,932
Construction in progress	5,756,772	5,533,755
Intangible assets, net	910,764,932	868,856,474
Other long term assets	194,584,537	175,832,207

Total Assets	1,670,457,460	1,608,072,225

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable & accrued expenses	148,514,791	142,500,773
Short term loans	31,921,185	33,616,981
VAT Tax payable	1,217,739	1,202,223
Current portion of long term debt	20,331,504	24,636,304
Other current liabilities	894,611	885,902

Total current liabilities	202,879,830	202,842,183

Long term debt	14,896,351	26,552,866
Long term payable	21,441,200	20,653,788

Total liabilities	239,217,381	250,048,837

Stockholders' equity
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued & outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	206,067,677	150,810,307
Retained earnings	1,070,075,047	1,052,115,725

Total stockholders' equity	1,431,240,079	1,358,023,387

Total liabilities & stockholders' equity	1,670,457,460	1,608,072,224

The accompanying notes are an integral part of these consolidated financial statements

YASHENG GROUP
Condensed Statements of Operations
(In US Dollars)

	For The Three Months
	Ended March 31,	Ended March 31,
	2008	2007

Net Sales	161,809,732	146,718,626

Costs of Good Sold	142,829,921	129,513,975

Gross profit	18,979,811	17,204,651

Operating Expenses:
Sales & marketing	430,879	390,078
General & administrative	753,063	683,969
Total operaing expenses	1,183,942	1,074,047

Operating Profit	17,795,869	16,130,605

Interest Expense	629,948	279,297

Other income (expense)	793,402	719,511

Income before income tax expense	17,959,322	16,273,818
Income tax expense

Net Income	17,959,322	16,273,818

Basic earnings per share	0.12	0.10
Weighted average number of shares	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Three Months
	Ended March 31,	Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	17,959,322	16,273,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	2,118,779	1,308,357
Allowance fro doubtful accounts	(231,353)	(88,798)
Others	(52,981)	(96,535)
Changes in assets & liabilities:
Accounts receivable	4,636,340	1,779,523
Inventories	7,834,171	(786,035)
Prepaid & other current assets	5,870	(497,897)
Accounts payable	217,230	2,508,296
Accrued liabilitis to suppliers and agents	(1,506)	(31,578)
Receipts in advance and deferred revenue	(3,106)	(3,059)
Tax payables	(33,401)	(9,830)
Note Payable
Accrued compensation	(24,232)	(33,708)
Net cash provided by operating activities	32,425,133	20,322,554

Cash flows from investing activities:
Purchase of fixed assets	710,555	3,616,509
Purchase of intangible and other assets	(18,152,867)	(19,807,094)
Investments	6,240	8,526
Net cash used in investing activities	(17,436,072)	(16,182,059)

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Increase (decrease) in debt	(21,107,837)	(3,136,692)
Net cash provided by financing activities	(21,107,837)	(3,136,692)

Effect of exchange rate change on cash & cash equivalents	912,369	162,142

Net increase (decrease) in cash & cash equivalents	(5,206,406)	1,165,946

Cash & cash equivalents at beginning of period	22,422,687	16,832,699
Cash & cash equivalents at end of period	17,216,281	17,998,645

Supplemental Disclosures:
Cash paid for interest	629,948	576,297
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

The following is a breakdown of the major categories of inventories.

As of	3/31/2008
Raw material	14,959,123
Finished goods	36,361,779
Low value consumable goods	11,619,314
Packaging material	7,851,209
Maintenance material	4,004,188
Total	74,795,613

4.	Other long term assets

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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

With the exception of the Baiyin Cement Plant, all other subsidiaries of the Company are agricultural/food based enterprises.  Therefore, the Company has two primary reporting segments: farming and construction materials.  Following is selected financial information for each segment:

	3 months	3 months
	Ended March 31,	Ended March 31,
	2008	2007
Construction Materials	1,067,368	1,150,588
Agriculture/Food	160,742,365	145,568,038
Total Sales	161,809,733	146,718,626

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report for the year ended December 31, 2007.

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

RESULTS OF OPERATIONS

YASHENG GROUP
Condensed Statements of Operations
(In US Dollars)

	For The Three Months
	Ended March 31,	Ended March 31,
	2008	2007

Net Sales	161,809,732	146,718,626

Costs of Good Sold	142,829,921	129,513,975

Gross profit	18,979,811	17,204,651

Operating Expenses:
Sales & marketing	430,879	390,078
General & administrative	753,063	683,969
Total operaing expenses	1,183,942	1,074,047

Operating Profit	17,795,869	16,130,605

Interest Expense	629,948	279,297

Other income (expense)	793,402	719,511

Income before income tax expense	17,959,322	16,273,818
Income tax expense

Net Income	17,959,322	16,273,818

Basic earnings per share	0.12	0.10
Weighted average number of shares	155,097,355	155,097,355

Comparison of the three months

	Three months		Dollar	Percentage
	ended March 31, 2008	ended March 31, 2007	Change	Change

Sales	161,809,732	146,718,626	15,091,106	10.3%
Costs of Sales	142,829,921	129,513,975	13,315,946	10.3%
Gross Profit	18,979,811	17,204,651	1,775,160	10.3%
Operating Expenses	1,183,942	1,074,046	109,895	10.2%
Interest Expense	629,948	576,297	350,651	125.5%
Net Income	17,959,322	16,273,818	1,685,504	10.4%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Segments

With the exception of the Baiyin Cement Plant, all other subsidiaries of the Company are agricultural/food based enterprises.  Therefore, the Company has two primary reporting segments: farming and construction materials.  Following is selected financial information for each segment:

	3 months	3 months	Change	%
	Ended March 31,	Ended March 31,		Change
	2008	2007
Construction Materials	1,067,368	1,150,588	(83,220)	(7.20%)
Agriculture/Food	160,742,365	145,568,038	15,091,107	10.40%
Total Sales	161,809,733	146,718,626	15,091,107	10.30%

RECENTLY ISSUED ACCOUNTING STANDARDS

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk - continued

Commodity Risk

We are exposed to price risks associated with raw material purchases and sales into the domestic and foreign commodities markets.

Item 4.	Controls and Procedures.

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

PART II.                      Other Information

Item 1.	Legal Proceedings

The Company is not presently a party to any legal actions.

Item1A.	Risk Factors

See Item 3 in Part I above and the Company's Form 10-K for the year ending December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 20, 2010

YASHENG GROUP

By:  /s/ Changsheng Zhou

Changsheng Zhou
Chief Executive Officer