Form 10-Q
period 2008-06-30
Yasheng Group
filed 2010-05-14
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of June 30, 2008, and the related condensed consolidated statements of income, and cash flows for the three-month and six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Corporation’s management.

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

/s/ Gansu Hongxin CPA Lanzou, China

April 10, 2010

YASHENG GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In US Dollars)
	As Of
	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash & Cash equivalents	17,016,506	22,422,687
Accounts Receivable, net	59,466,623	60,781,869
Inventories	75,579,223	79,399,071
Prepaid & other current assets	4,768,936	4,540,607

Total current assets	156,831,288	167,144,234

Equity & other investments	201,901	198,623

Property, plant & equipment, net	411,568,272	390,506,932
Construction in progress	5,890,975	5,533,755
Intangible assets, net	938,619,897	868,856,474
Other long term assets	202,140,647	175,832,207

Total Assets	1,715,252,980	1,608,072,225

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable & accrued expenses	140,456,577	142,500,773
Short term loans	29,653,016	33,616,981
VAT Tax payable	1,257,803	1,202,223
Current portion of long term debt	22,875,811	24,636,304
Other current liabilities	927,171	885,902

Total current liabilities	195,170,378	202,842,183

Long term debt	15,243,616	26,552,866
Long term payable	21,975,258	20,653,788

Total liabilities	232,389,252	250,048,837

Stockholders' equity
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued & outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	239,432,884	150,810,307
Retained earnings	1,088,333,488	1,052,115,725

Total stockholders' equity	1,482,863,727	1,358,023,387

Total liabilities & stockholders' equity	1,715,252,979	1,608,072,224

The accompanying notes are an integral part of these financial statements

YASHENG GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(US DOLLARS)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Sales	191,171,949	159,985,883	352,981,681	306,704,509

Costs of Good Sold	171,380,335	143,626,106	314,210,257	273,140,081

Gross profit	19,791,614	16,359,777	38,771,424	33,564,428

Operating Expenses:
Sales & marketing	204,108	183,836	634,987	573,913
General & administrative	763,803	673,626	1,516,866	1,357,595
Total operaing expenses	967,911	857,462	2,151,853	1,931,508

Operating Profit	18,823,702	15,502,315	36,619,571	31,632,920

Interest Expense	585,157	518,679	1,215,105	1,094,976

Other income (expense)	19,896	15,277	813,298	734,788

Income before income tax expense	18,258,441	14,998,913	36,217,763	31,272,731
Income tax expense

Net Income	18,258,441	14,998,913	36,217,763	31,272,731

Basic earnings per share	0.12	0.10	0.23	0.20
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements

YASHENG GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In US Dollars)

	For the Six Months Ended
	June 30,	June 30,
	2008	2007

Net income	36,217,763	31,272,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	2,706,785	3,454,267
Allowance fro doubtful accounts	(276,419)	(92,709)
Others	(19,998)	(98,039)
Changes in assets & liabilities:
Accounts receivable	5,539,460	1,857,898
Inventories	8,976,835	(2,229,283)
Prepaid & other current assets	66,584	(1,299,929)
Accounts payable	(11,299,188)	3,013,474
Accrued liabilitis to suppliers and agents	(463)	(52,266)
Receipts in advance and deferred revenue	(4,886)	(6,434)
Tax payables	(22,504)	(40,895)
Note Payable
Accrued compensation	(11,385)	(72,155)
Net cash provided by operating activities	41,872,584	35,706,660

Cash flows from investing activities:
Purchase of fixed assets	1,597,582	6,937,411
Purchase of intangible and other assets	(28,219,111)	(33,429,268)
Investments	9,622	24,854
Net cash used in investing activities	(26,611,907)	(26,467,003)

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Increase (decrease) in debt	(22,541,886)	(7,015,313)
Net cash provided by financing activities	(22,541,886)	(7,015,313)

Effect of exchange rate change on cash & cash equivalents	1,875,028	680,688

Net increase (decrease) in cash & cash equivalents	(5,406,182)	2,905,031

Cash & cash equivalents at beginning of period	22,422,687	16,832,699
Cash & cash equivalents at end of period	17,016,506	19,737,730

Supplemental Disclosures:
Cash paid for interest	1,215,105	1,094,976
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

The following is a breakdown of the major categories of inventories.

As of	6/30/2008
Raw material	15,115,845
Finished goods	36,988,667
Low value consumable goods	11,619,314
Packaging material	7,851,209
Maintenance material	4,004,188
Total	75,579,223

4.	Other long term assets

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

The Company and all of its agricultural subsidiaries are exempt from income taxes in the PRC, (except for its building materials). The Company has not filed an income tax return in the US.

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

With the exception of the Baiyin Cement Plant, all other subsidiaries of the Company are agricultural/food based enterprises.  Therefore, the Company has two primary reporting segments: farming and construction materials.  Following is selected financial information for each segment:

	3 months	3 months
	Ended June 30,	Ended June 30,
	2008	2007
Construction Materials	1,229,584	1,177,845
Agriculture/Food	189,942,365	158,808,038
Total Sales	191,171,949	159,985,883

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report for the year ended December 31, 2007.

Some of the statements under "Description of Business," "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward-looking statements.  These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

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

RESULTS OF OPERATIONS

YASHENG GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(US DOLLARS)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Sales	191,171,949	159,985,883	352,981,681	306,704,509

Costs of Good Sold	171,380,335	143,626,106	314,210,257	273,140,081

Gross profit	19,791,614	16,359,777	38,771,424	33,564,428

Operating Expenses:
Sales & marketing	204,108	183,836	634,987	573,913
General & administrative	763,803	673,626	1,516,866	1,357,595
Total operaing expenses	967,911	857,462	2,151,853	1,931,508

Operating Profit	18,823,702	15,502,315	36,619,571	31,632,920

Interest Expense	585,157	518,679	1,215,105	1,094,976

Other income (expense)	19,896	15,277	813,298	734,788

Income before income tax expense	18,258,441	14,998,913	36,217,763	31,272,731
Income tax expense

Net Income	18,258,441	14,998,913	36,217,763	31,272,731

Basic earnings per share	0.12	0.10	0.23	0.20
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

Comparison of the three months
	Three months		Dollar	Percentage
	ended June 30, 2008	ended June 30, 2007	Change	Change

Sales	191,171,949	159,985,883	31,186,066	19.5%
Costs of Sales	171,380,335	143,626,106	27,754,229	19.3%
Gross Profit	19,791,614	16,359,777	3,431,837	21.0%
Operating Expenses	967,911	857,462	110,449	12.9%
Interest Expense	585,157	518,679	66,478	12.8%
Net Income	18,258,441	14,998,913	3,259,528	21.7%

Comparison of the six months
	Six months		Dollar	Percentage
	ended June 30, 2008	ended June 30, 2007	Change	Change

Sales	352,981,681	306,704,509	46,277,172	15.1%
Costs of Sales	314,210,257	273,140,081	41,070,176	15.0%
Gross Profit	38,771,424	33,564,428	5,206,996	15.5%
Operating Expenses	2,151,853	1,931,508	220,345	11.4%
Interest Expense	1,215,105	1,094,976	120,129	11.0%
Net Income	36,217,763	31,272,731	4,945,032	15.8%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Segments

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. Therefore, the company has two primary reporting segments: farming and construction materials.

THREE MONTH COMPARISON
	Ended June 30,	Ended June 30,	Change	%
	2008	2007		Change
Construction Materials	1,229,584	1,177,845	51,739	4.4%
Agriculture/Food	189,942,365	158,808,038	31,134,327	19.6%
Total Sales	191,171,949	159,985,883	31,186,066	19.5%

SIX MONTH COMPARISON
	6 months	6 months
	Ended June 30,	Ended June 30,	Change	%
	2008	2007		Change
Construction Materials	2,296,952	2,328,433	(31,481)	(1.4)%
Agriculture/Food	350,684,730	304,376,076	46,308,654	15.2%
Total Sales	352,981,682	306,704,509	46,277,173	15.1%

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk - continued

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

Item 1A.             Risk Factors

See Item 3 in Part I above and the Company’s 10-K for the year ended December 31, 2007.

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

YASHENG GROUP

Dated: April 20, 2010	By:	/s/ Changsheng Zhou
Name: Changsheng Zhou
Title: Chief Executive Officer