Form 10-Q
period 2008-09-30
Yasheng Group
filed 2010-05-14
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of September 30, 2008, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Corporation’s management.

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

/s/ Gansu Hongxin CPA Lanzou, China

April 10, 2010

YANSHENG GROUP
Condensed Consolidated Balance Sheets
(In US Dollars)

	As Of
	September 30, 2008	December 31, 2007
	(unaudited)

ASSETS
Current Assets:
Cash & Cash equivalents	13,056,955	22,422,687
Accounts Receivable, net	60,497,699	60,781,869
Inventories	78,125,254	79,399,071
Prepaid & other current assets	4,809,282	4,540,607

Total current assets	156,489,190	167,144,234

Equity & other investments	207,116	198,623

Property, plant & equipment, net	413,946,512	390,506,932
Construction in progress	5,920,057	5,533,755
Intangible assets, net	947,052,149	868,856,474
Other long term assets	200,378,494	175,832,207

Total Assets	1,723,993,518	1,608,072,225

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable & accrued expenses	127,848,257	142,500,773
Short term loans	27,987,255	33,616,981
VAT Tax payable	1,253,685	1,202,223
Current portion of long term debt	17,996,689	24,636,304
Other current liabilities	919,120	885,902

Total current liabilities	176,005,006	202,842,183

Long term debt	10,241,380	26,552,866
Long term payable	21,946,346	20,653,788

Total liabilities	208,192,732	250,048,837

Stockholders' equity
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued & outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	248,306,187	150,810,307
Retained earnings	1,112,397,245	1,052,115,725

Total stockholders' equity	1,515,800,787	1,358,023,387

Total liabilities & stockholders' equity	1,723,993,519	1,608,072,224

The accompanying notes are an integral part of these consolidated financial statements

YASHENG GROUP
Condensed Consilidated Statements Of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended		For The Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net Sales	181,989,160	163,979,219	534,970,841	470,683,728

Costs of Good Sold	156,658,447	141,192,424	470,868,704	414,332,506

Gross profit	25,330,713	22,786,795	64,102,137	56,351,222

Operating Expenses:
Sales & marketing	350,978	300,448	985,966	874,362
General & administrative	778,552	718,478	2,295,418	2,076,073
Total operaing expenses	1,129,530	1,018,926	3,281,384	2,950,435

Operating Profit	24,201,183	21,767,868	60,820,754	53,400,788

Interest Expense	616,969	566,263	1,832,074	1,661,239

Other income (expense)	479,543	437,673	1,292,841	1,172,461

Income before income tax expense	24,063,757	21,639,278	60,281,521	52,912,010
Income tax expense

Net Income	24,063,757	21,639,278	60,281,521	52,912,010

Basic earnings per share	0.16	0.14	0.39	0.34
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In US Dollars)

	For The Nine Months Ended
	September 30,	September 30,
	2008	2007

Cash flows from operating activities:
Net income	60,281,521	52,912,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	3,647,788	4,679,319
Allowance fro doubtful accounts	(242,609)	(97,812)
Others	(180,527)	(99,406)
Changes in assets & liabilities:
Accounts receivable	4,861,910	1,960,165
Inventories	6,936,778	(3,128,049)
Prepaid & other current assets	55,174	(1,694,474)
Accounts payable	(24,814,575)	5,526,597
Accrued liabilitis to suppliers and agents	(1,490)	(68,149)
Receipts in advance and deferred revenue	(5,186)	(8,574)
Tax payables	(34,284)	(82,191)
Note Payable
Accrued compensation	(24,781)	(109,478)
Net cash provided by operating activities	50,479,719	59,789,958

Cash flows from investing activities:
Purchase of fixed assets	773,046	10,357,832
Purchase of intangible and other assets	(28,231,877)	(56,406,655)
Investments	5,673	10,076
Net cash used in investing activities	(27,453,158)	(46,038,747)

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Increase (decrease) in debt	(34,629,437)	(10,977,515)
Net cash provided by financing activities	(34,629,437)	(10,977,515)

Effect of exchange rate change on cash & cash equivalents	2,237,146	1,360,763

Net increase (decrease) in cash & cash equivalents	(9,365,732)	4,134,460

Cash & cash equivalents at beginning of period	22,422,687	16,832,699
Cash & cash equivalents at end of period	13,056,955	20,967,159

Supplemental Disclosures:
Cash paid for interest	1,832,074	1,661,239
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

The following is a breakdown of the major categories of inventories.

As of	9/30/2008
Raw material	15,625,051
Finished goods	39,465,117
Low value consumable goods	11,321,317
Packaging material	7,730,973
Maintenance material	3,982,796
Total	78,125,254

4.	Other long term assets

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

With the exception of the Baiyin Cement Plant, all other subsidiaries of the Company are agricultural/food based enterprises.  Therefore, the Company has two primary reporting segments: farming and construction materials.  Following is selected financial information for each segment:

	3 months	3 months
	Ended September 30,	Ended September 30,
	2008	2007
Construction Materials	1,238,265	1,229,584
Agriculture/Food	127,919,479	189,942,365
Total Sales	181,989,161	191,171,949

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

YASHENG GROUP
Condensed Consilidated Statements Of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended		For The Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net Sales	181,989,160	163,979,219	534,970,841	470,683,728

Costs of Good Sold	156,658,447	141,192,424	470,868,704	414,332,506

Gross profit	25,330,713	22,786,795	64,102,137	56,351,222

Operating Expenses:
Sales & marketing	350,978	300,448	985,966	874,362
General & administrative	778,552	718,478	2,295,418	2,076,073
Total operaing expenses	1,129,530	1,018,926	3,281,384	2,950,435

Operating Profit	24,201,183	21,767,868	60,820,754	53,400,788

Interest Expense	616,969	566,263	1,832,074	1,661,239

Other income (expense)	479,543	437,673	1,292,841	1,172,461

Income before income tax expense	24,063,757	21,639,278	60,281,521	52,912,010
Income tax expense

Net Income	24,063,757	21,639,278	60,281,521	52,912,010

Basic earnings per share	0.16	0.14	0.39	0.34
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

Comparison of the three months

	Three months		Dollar	Percentage
	ended September 30, 2008	ended September 30, 2007	Change	Change

Sales	11,989,160	163,979,219	18,009,941	11.0%
Costs of Sales	156,658,447	141,192,424	15,466,023	11.0%
Gross Profit	25,330,713	22,786,795	2,543,918	11.2%
Operating Expenses	1,129,530	1,018,926	110,604	10.9%
Interest Expense	616,969	566,263	50,706	9.00%
Net Income	24,063,757	21,639,278	2,424,479	11.20%

Comparison of the nine months

	Nine months		Dollar	Percentage
	ended September 30, 2008	ended September 30, 2007	Change	Change

Sales	534,970,841	470,683,728	64,287,113	13.7%
Costs of Sales	470,868,704	414,332,506	56,536,198	13.6%
Gross Profit	64,102,137	56,351,222	7,750,915	13.8%
Operating Expenses	3,281,384	2,950,435	330,949	11.2%
Interest Expense	1,832,074	1,661,239	170,835	10.3%
Net Income	60,281,521	52,912,010	7,369,511	13.9%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Segments

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. Therefore, the company has two primary reporting segments: farming and construction materials.

THREE MONTH COMPARISON
	3 months	3 months	Change	%
	Ended September 30,	Ended September 30,		Change
	2008	2007
Construction Materials	1,238,265	1,243,844	(5,579)	(0.4)%
Agriculture/Food	127,919,479	115,924,057	11,995,422	10.3%
Total Sales	181,989,161	163,979,219	18,009,942	11.0%

NINE MONTH COMPARISON
	6 months	6 months	Change	%
	Ended Sept 30,	Ended Sept 30,		Change
	2008	2007
Construction Materials	3,535,217	3,572,277	(37,060)	(1.0)%
Agriculture/Food	380,693,901	333,014,622	47,679,279	14.3%
Total Sales	534,970,843	470,683,728	64,287,115	13.7%

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