Form 10-K
period 2008-12-31
Yasheng Group
filed 2010-05-26
CIK 1123312

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2008

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

State issuer’s revenues for its most recent fiscal year (12/31/08).  $736,213,299

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

Our best selling products are derived from years of agriculture experience and over the years these products have grown to be distributed to high end markets all over China, including Hong Kong.. The company has established a significant presence in supplying the demand for food products in China with long term contracts and cooperative relationships in meeting quality standards. The company has also established strategic distribution and processing partners and has its own distribution and processing abilities.  We generated approximately 10% of our revenues from field crop based products, 17% from vegetable based products, 50% from fruits, 13% from specialty crops, 9% from seeds, and 1% from poultry products and other products during fiscal year 2008.

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

We sell our products through an extensive nationwide sales and distribution network covering 16 provinces and over 100 cities in China.  As of December 31, 2008, this network was comprised of over 100 major and 80 minor distributors. Our products are also sold directly to food processors as well as processed within our company and then resold to supermarkets, other distributors, or further processed into retail food products.  We also sell many of the products sold fresh within Gansu province as well as nationally to food processors, distributors, or directly through the supermarkets. Our customers are based primarily in China and include national and international leading companies such as KFC, McDonald’s, Tsingtao Beer, Yanjing Beer, and major supermarket chains.  Our products are also sold as feed for livestock, ingredients for Chinese traditional medicines as well as other important ingredients in the food industry.

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

Our sales revenue increased by 12.3% in the fiscal year ended December 31, 2008 to $736 million, from $656 million in the fiscal year ended December 31, 2007.  Net income increased by 6.5% in the fiscal year ended December 31, 2008 to $75 million from $71 million in the fiscal year ended December, 2007.  Our gross profit for the fiscal year ended December 31, 2008 was 11.0% as compared to 11.6% for the fiscal year ended December 31, 2007.  This was a decrease of .6%.

ITEM 1.                 BUSINESS - continued

Corporate History

In 2004 GanSu Yasheng Salt Industrial Group established Yasheng Group, a California Corporation to prepare for a listing on a U.S. public exchange, access international markets, and implement the company’s expansion plans.

Between July 16, 2004 and December 31, 2004 we acquired all of the total issued and outstanding common stock of Nicholas Investment Company, Inc., a Nevada corporation.

Subsequent to the acquisition and pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, we elected to become the successor issuer to Nicholas Investment Company, Inc., for reporting purposes under the Securities and Exchange Act of 1934, and elected to report under the Exchange Act effective July 16, 2004.

Due to a lack of the PCAOB registered auditor, on September 6, 2006,  we filed Form 15-12g, required by Rules 12g-4, 12h-3 and 15d-6 of the General Rules and Regulations under the Securities Exchange Act of 1934.  We are in the process of bringing all of our quarterly and annual reports current. On March 15, 2010, we started this process by filing our Form 10-K for the fiscal year ending December 31, 2004.

Corporate Structure

The Company Name Yasheng Group, is an overseas company approved by the Chinese Ministry of Commerce and other PRC regulatory agencies.

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

Jiuquan Hongjian Agricultural Trading Co., Ltd. The company was founded on August 23, 1999 with a registered capital of 500,000 Yuan. It mainly engages in the development and sales of agricultural and subsidiary products including poultry cultivation.

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

Our extensive sales and distribution network allows us to reach a wide range of customers all over the nation.   As of December 31, 2008, we had 100 regional distributors in 16 provinces.  Our distributors sell our products through their own network in the region to their various customers, including food processors, supermarkets and wholesale stores.  We have a stable and effective group of distributors who helped to sell our products all across China and internationally.

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

We currently sell our products to both distributors and direct customers across 19 provinces in China including: Gansu, Shanxi, Beijing, Shandong, Liaoning, Guangdong, Tianjin, Shanghai, Ningxia, Qinghai, Hebei, Inner Mongolia, Xinjiang, Jilin, Hubei and Guizhou, etc.  By December 31, 2008, we had 187 distributors and 30 direct customers in China.  We export our products indirectly through the Chinese companies with import and export qualification.  For example, Gansu Agricultural Reclamation and Export Corporation and Gansu provincial level import and export restrictions on our companies.

Our distributors sell our products to their various customers, including food processors, supermarkets and wholesale stores. We typically enter into a one-year contract with each of our distributors at the beginning of the year.  We believe we maintain stable relationships with our distributors, and many of them have been our distributors for more than three years. No customer or distributor accounted for more than 10% of our total revenue in fiscal year 2008.

Principal Suppliers for resale

During the 12 months ended December 31, 2008, we derived a substantial portion of our products for resale from many suppliers in GanSu & Northern China. Dependence upon a limited number of suppliers poses business risks, which is one reason why we have a diverse choice of vendors for our operations. These suppliers make up seed, animal feed, fertilizer, agro business materials, construction materials, technology companies, and many other related agriculture industry supplies companies.

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

ITEM 1.                 BUSINESS - continued

Sales, Marketing and Distribution Programs - continued

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

Extensive Sales and Distribution Network
Our extensive sales and distribution network allows us to reach a wide range of customers all over the nation. As of December 31, 2008, we had 100 major regional distributors in 19 provinces. Our distributors sell our products through their own network in the region to their various customers, including food processors, supermarkets and wholesale stores. We have a stable and effective group of distributors who helped to sell our products all across China and internationally.

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

The increased rate of the temperature is increasing slightly from east to west. Temperature increase range is between 0.68 degrees ~ 0.95 degrees. The temperature increase in the western region of Gansu Province is slightly higher than that in the other parts. The special climate change will be more conducive to the needs of agriculture illumination, temperature, and humidity.

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

Employees

As of December 31, 2008, we have a total of over 15,246 employees. The majority of employees are based in China, and up to 6 employees or contract employees are based in our U.S. headquarters. Among all the employees, 76% employees are farm workers, 7% employees are salespeople, 4% employees are management staff,  and 13% are technical staff.  We have experienced no work stoppages.

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

ITEM 1A.             RISK FACTORS - continued

Economic Reform Issues

Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, we are unable to assure that:

●	We will be able to capitalize on economic reforms;
●	The Chinese government will continue its pursuit of economic reform policies;
●	The economic policies, even if pursued, will be successful;
●	Economic policies will not be significantly altered from time to time; and
●	Business operations in China will not become subject to the risk of nationalization.
●	Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

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

Gansu Xiaheqing Industrial Group Co., Ltd., a fully owned subsidiary, owns 3,670 square meters of large department store in Jiuquan City, Gansu Province, malt processing factory and hops processing factory, and cultivates 50,000 acres of land.

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

PART II

ITEM 5:                 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PUCHASES OF EQUITY SECURITIES.

Our Common Stock

Our common stock has been quoted for trading on the Pink OTC Markets Inc. (the “Pink Sheets”) under the ticker symbol “YHGG”. As of December 31, 2008, there were 155,097,355 shares of common stock issued and outstanding.

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

As of December 31, 2008, there were approximately 200 holders of record of our common stock.

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

	Low	High
2008
Quarter ended December 31, 2008	.05	.49
Quarter ended September 30, 2008	.33	.36
Quarter ended June 30, 2008	.70	.85
Quarter ended March 31, 2008	.90	1.30

2007
Quarter ended December 31, 2007	1.15	1.31
Quarter ended September 30, 2007	1.25	1.85
Quarter ended June 30, 2007	1.71	2.15
Quarter ended March 31, 2007	1.35	1.60

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

We also have an initial long term employee equity option consideration plan for employees that work with for us for a minimum of twelve months.  We take into consideration each additional year with the performance of the employee in setting a further equitable option in the Company.  No options were issued in 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6.                 SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
	2008	2007	2006
Sales	736,213,299	655,674,888	602,638,583
Net Income	75,995,479	71,333,182	66,340,996
Diluted Earnings per Share	0.49	0.46	0.43
Total Assets	1,727,518,481	1,614,404,587	1,444,981,013
Total Debt	200,234,948	251,103,004	241,198,757
Stockholders’ Equity	1,527,283,533	1,363,301,583	1,203,782,256

OTHER KEY FINANCIAL MEASURE
Debt To Equity	13.1%	18.4%	20.0%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Overview

We are a holding company and conduct all our operations through our seven (7) subsidiaries in GanSu, China  We area leading producer of premium specialty agriculture based products, specializing in developing the agriculture industry by cultivating, processing, marketing and distributing a variety of food & agro by- products.

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

We generated approximately 11% of our revenues from field crop based products, 16% from vegetable based products, 49% from fruits, 12% from specialty crops, 10% from seeds, and 1% from poultry products and other products during fiscal year 2008.

The discussion below of our performance is based upon the 2008 and 2007 financial statements and our industry within the PRC.

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

Company Overview - continued

Overview - continued

Industry experts projects that the total sales value and net income of agriculture products in China will reach a growth of 25% and 60%, respectively to each industry, since 2003. We believe that the recent growth in premium agriculture products consumption in China is largely attributable the increased affordability of higher end products in China due to China’s economic growth and increased health and wellness consciousness. We expect these factors to continue to drive industry growth, especially in our primary markets – premium specialty deep processed food & agriculture by- products. Such growth will not only increase the overall market size for these products, but will also benefit companies that are well positioned to sell in these markets.

Product offering and pricing. Agriculture products have been and are expected to remain, our primary product base. We remain a national strategic commodity supplier for China but continue to enter into the high end markets with quality agriculture products.  Our agriculture and products contributed approximately 99.3% of our total net sales for year ended 2008. The gross profit for our products was approximately 11.0% for the fiscal year ended 2008.  We plan to continue to focus on our higher margin deep processed products in the future and have begun implementing a strategic plan to expand our product line with by-products from our core cultivated agro raw materials such as hops extract, flavorings, deep potato processing, organic fertilizers, animal feeds, eco-friendly pesticides, and bio energy.

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

Implementation of purchase and sale

Since 2004, we have been fully implementing the operation approach of “contracted management, unified purchase and unified sale”.  We begin to grow crops in March and April each year.  The harvest seasons are from the end of June to mid-November.  About 70% of our sales are sold throughout the country through the distribution network.  At the end of each year and at the beginning of the second year, supply and sell contracts of that year will be entered into between the retail traders and the subsidiaries.  In the contracts, purchase volume and products specifications will be determined generically, but do not determine the price. The price in the distribution contracts is usually determined by the market price of the year’s harvest seasons. In the busy farming seasons, as a result of large farms, we will employ tens of thousands of temporary workers in order to ensure the timely completion of harvest task.

Reduction in taxes

The Company is exempted from income taxes for their agricultural products.

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

We intend to expand our animal husbandry, fertilizer, and agro industrial product market businesses.   We have the key ingredients through land, natural resources, and relationships, to continue growing and filling the demands of each business model.

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

Administrative Objectives

In 2004, we began our expansion with the establishment of a Global Headquarters in California. This office, in coordination with the operations in China, has begun to build an International administration that can interface with the western business culture and integrate with the management in China.   In the pursuit of becoming a recognized global leader, we understand the need to have a diverse management team from multiple business cultures.  This will give us a leading edge by bringing together quality professionals into one global company that can face multiple challenges effectively and drive the Company’s innovation.

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

Debt

Debt consists of a short term loan from a bank with an interest rate of 5.31% and a long term loan from a bank with an interest rate of 6.04%. Payments are to be made at irregular intervals on a set schedule. Following are annual maturities of the long term loan for the next three years:

2009	25,228,661
2010	9,746,158
2011	3,220,335

Employee Benefit Plans

We prove the following benefits for all employees:

1.	Employee Welfare Fund: An amount equal to 14% of payroll is set aside by the Company for standard employee benefits.

2.	Open Policy Pension: We pay to national and community insurance agents an amount equal to 20% of payroll. This insurance continues to cover the employee subsequent to retirement.

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

 SEGMENTS

The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States (US GAAP).  With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. Therefore, the company has two primary reporting divisions: farming and construction materials. Following is selected financial information for each segment for the current years 2008, 2007and 2006.

	2008	% Total	2007	% Total	2006	% Total
Sales
Construction Materials	4,786,778	0.7%	4,808,062	0.7%	4,916,400	0.8%
Farming and Food	731,426,521	99.3%	650,866,826	99.3%	597,722,183	99.3%
Total Sales	736,213,299	100.0%	655,674,888	100.0%	602,638,583	100.0%

	2008	%Change	2007	%Change	2006	%Change
Sales
Construction Materials	4,786,778	(0.4)%	4,808,062	(2.2)%	4,916,400	(20.6)%

Farming and Food	731,426,521	12.4%	650,866,826	8.9%	597,722,183	6.5%
Total Sales	736,213,299	12.3%	655,674,888	8.8%	602,638,583	6.2%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Construction Materials

Fiscal Year 2008 compared with fiscal year 2007

In 2008 the sales of construction materials remained constant with just a minor decrease of .4% decreasing from $4,808,062 in 2007 to $4,786,778 in 2008.

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

Farming and food related products

Fiscal year 2008 compared with fiscal year 2007

The Company has enjoyed another increase in sales in farming and food products for the year 2008.  Sales increased by $80,559,695, from $650,866,826 in 2007 to $731,426,521 in 2008.  The demand in China for products is the main reason for the increase.

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

Our international sales accounted for very little of our net sales in 2006, 2007 and 2008.  As a result, we have exposure to foreign exchange risk with respect to a minor portion of our sales.  Fluctuations in exchange rates, particularly in the U.S. dollar to yuan (RMB) exchange rate, do not affect materially affect our gross and net profit margins even though they could result in foreign exchange and operating losses.

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.  The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Gansu Hongxin CPA firm, an independent registered public accounting firm, as stated in their report which appears herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yasheng Group:

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008, of the Company and our report dated March 15, 2010, expressed an unqualified opinion on those financial statements.

Gansu Hongxin CPA Ltd
March 15, 2010

ITEM 9B.              OTHER INFORMATION

None

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors, executive officers, and certain key employees:

Name	Age	Position Held	Date Appointed/Elected
Zhou Chang Sheng	68	Chairman	1998
Wang Deng Fu	53	Director & General Manager	1998
Mei Ping Wu	39	President	2003
Hai Yun Zhuang	39	Director
Cai Linhai	48	Director
Wang Xitian	54	Director
He Shurong	53	Director
Wei Lefu	61	Director

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

ITEM 11.              EXECUTIVE COMPENSATION

The following table shows for the fiscal year ended December 31, 2008 the cash compensation paid by us, as well as certain other compensation paid or accrued by us, to our Principal Executive Officer and our Principal Accounting Officer.  None of our executive officers received aggregate compensation of more than $105,000 for fiscal year 2008.

ANNUAL COMPENSATION

		SALARY($)		ALL OTHER
NAME AND PRINCIPAL POSITION	POSITION	BONUS($)		COMPENSATION($)
Zhou Chang Sheng	Chairman and CEO	$30,000		$18,000
Zhuang Hai Yun	Chief Financial Officer	$10,000		$8,000
Mei Ping Wu	President	$120,000	(1)

(1) Only $30,000 was actually received by Mei Ping Wu

EMPLOYMENT AGREEMENTS

We currently have no employment agreements.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2008, there were 155,097,355 shares of common stock issued and outstanding.  Following is a table showing shares owned and/or controlled by owners and management, as well as significant shareholders of five percent (5%) or more of the Company's common stock. Unless noted otherwise, the address for all persons listed is 850 Veterans Blvd., Redwood City CA 94063.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Gansu Yasheng Salt Industry Group, Ltd. Zhou Chang Sheng - Legal Representative holding voting control- Chairman	121,842,733	78.6%
Common	Gansu Yasheng Salt Industry Group, Ltd. Kehua Li - Legal Representative holding voting control	8,000,000	5.2%
Common	Mei Ping Wu - President	11,100,000	7.15%
	All director and officers as a group 90.95%

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth each director and executive office as of the date of this filing:

Name	Age	Position Held	Date Appointed/Elected
Zhou Chang Sheng	68	Chairman	1998
Wang Deng Fu	53	Director & General Manager	1998
Mei Ping Wu	39	President	2003
Hai Yun Zhuang	39	Director & Chief Financial Officer
Wang Xitian	54	Director & Director Zhangye Farm of Gansu Agricultural Reclamation
Cai Linhai	48	Director, Chairman of Gansu YaSheng Salt Industry Group
Wei Lefu	61	Director, Chairman Gansu Hengxin Trademark Affairs Co.
He Shurong	53	Director, Deputy General Manager of Gansu Yasheng Salt Industry Group Co.
Lian Lin	41	Director, Director of the Audit Center of Gansu Yasheng Salt Industry Group Co.
Sun Ziaogin	41	Secretary

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

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on form 10-K:

Exhibit #	Description

Exhibit 24	Power of Attorney

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

YASHENG GROUP
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yasheng Group:

We have audited December 31,, 2008, 2007 and 2006, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yasheng Group and subsidiaries as of December 31, 2008, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December4 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Gansu Hongxin CPA Ltd
Lanzou, Gansu, China
March 15, 2010

YASHENG GROUP
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2008	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	7,880,338	22,474,500	16,824,156
Accounts receivable, net	64,616,646	61,005,452	58,701,389
Inventories	70,357,148	79,714,454	69,900,330
Prepaid and other current assets	4,762,327	4,558,643	2,404,187

Total current assets	147,616,459	167,753,048	147,830,061

Equity and other investments	190,509	199,412	243,557

Property, plant and equipment, net	403,954,071	392,058,075	390,726,104
Construction in progress	5,823,620	5,555,735	5,075,681
Intangible assets, net	945,931,378	872,334,996	804,775,743
Other long term assets	224,002,445	176,503,322	96,329,867

Total assets	1,727,518,481	1,614,404,587	1,444,981,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	65,925,273	81,224,004	67,542,776
Short term loans	25,761,947	33,750,512	43,020,733
VAT Tax payable	1,205,555	1,206,996	1,206,012
Current portion of long term debt	25,228,661	24,734,163	24,983,353
Other current liabilities	1,365,609	1,301,753	1,373,994

Total current liabilities	119,487,044	142,217,428	138,126,868

Long term debt	3,579,453	26,658,338	23,108,100
Long term payable	77,168,451	82,227,238	79,963,789

Total liabilities	200,234,948	251,103,004	241,198,757

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355	155,097,355
Accumulated other comprehensive income	238,919,350	150,932,880	62,746,734
Retained earnings	1,133,266,828	1,057,271,349	985,938,167

Total stockholders’ equity	1,527,283,533	1,363,301,583	1,203,782,256

Total liabilities & stockholders' equity	1,727,518,481	1,614,404,587	1,444,981,013

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS

		Year Ended December 31,
	2008	2007	2006

Net sales	736,213,299	655,674,888	602,638,583

Cost of goods sold	655,007,437	579,429,189	531,804,646

Gross profit	81,205,861	76,245,699	70,833,937

Operating expenses:
Sales and marketing	1,298,127	1,217,839	905,062
General and administrative	3,087,467	2,900,947	2,557,341
Total operating expenses	4,385,594	4,118,786	3,462,404

Operating profit	76,820,267	72,126,913	67,371,533

Interest expense	2,487,221	2,369,099	2,284,094

Other income (expense）	1,662,433	1,575,368	1,253,556

Income before income tax expense	75,995,479	71,333,182	66,340,996
Income tax expense

Net income	75,995,479	71,333,182	66,340,996

Basic earnings per share	0.49	0.46	0.43
Weighted average number of shares	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common	Retained	Accumulated Other	Total
	Stock	Earnings	Comprehensive Income

Balance as of January 1, 2006	155,097,355	919,597,171	25,890,040	1,100,584,566
Net income		66,340,996		66,340,996
Foreign currency translation			36,856,694	36,856,694

Balance as of December 31, 2006	155,097,355	985,938,167	62,746,734	1,203,782,256
Net income		71,333,182		71,333,182
Foreign currency translation			88,186,146	88,186,146

Balance as of December 31, 2007	155,097,355	1,057,271,349	150,932,880	1,363,301,583
Net income		75,995,479		75,995,479
Foreign currency translation			87,986,470	87,986,470

Balance as of December 31, 2008	155,097,355	1,133,266,828	238,919,350	1,527,283,533

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2008	2007	2006

Net income	75,995,479	71,333,182	66,340,996
Other comprehensive income:
Foreign currency translation adjustment	87,986,470	88,186,146	36,856,694
Total other comprehensive income	87,986,470	88,186,146	36,856,694

Total comprehensive income	163,981,949	159,519,328	103,197,690

The accompanying notes are an integral part of these statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	75,995,479	71,333,182	66,340,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,699,320	8,368,055	8,437,074
Allowance for doubtful accounts	192,637	121,068	70,165
Others	(5,058,787)	2,263,450	43,881,285
Changes in assets and liabilities:
Accounts receivable	(3,803,831)	(2,425,131)	(1,406,631)
Inventories	9,357,306	(9,814,124)	(4,200,817)
Prepaid and other current assets	(203,685)	(2,154,456)	(2,018,333)
Accounts payable	(15,302,753)	13,803,899	3,106,581
Accrued liabilities	4,022	(122,671)	57,689
Accrued compensation and benefits	31,127	(102,602)	117,955
Other liabilities	31,288	31,346	(157,061)
Net cash provided by operating activities	69,942,124	81,302,014	114,228,902

Investing activities:
Purchase of fixed assets	(20,863,201)	(10,180,080)	(34,458,150)
Purchase of intangible and other assets	(121,095,505)	(147,732,707)	(103,492,032)
Investments	8,903	44,145	355,048
Net cash used in investing activities	(141,949,803)	(157,868,642)	(137,595,134)

Financing activities:
Increase (decrease) in debt	(30,572,953)	(5,969,174)	(17,583,747)
Net cash provided by financing activities	(30,572,953)	(5,969,174)	(17,583,747)

Effect of exchange rate change on cash and cash equivalents	87,986,470	88,186,146	36,856,694

Net increase (decrease) in cash and cash equivalents	(14,594,161)	5,650,344	(4,093,284)

Cash and cash equivalents at beginning of period	22,474,500	16,824,156	20,917,440
Cash and cash equivalents at end of period	7,880,338	22,474,500	16,824,156

Supplemental disclosures:
Cash paid for interest	3,805,201	4,482,780	3,628,543
Cash paid for income taxes

The accompanying notes are an integral part of these consolidated financial statements.

Yasheng Group
Notes to Consolidated Financial Statements

1.	Organization and nature of operations

Yasheng Group (“The Company”) is a California corporation with primary operations in China. The Company produces and markets high-quality farming and sideline products including livestock and poultry. It also designs, develops and markets new technologies related to agriculture.

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

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, as well as for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

The Company expenses advertising as incurred. Advertising expenses amounted to $517,207, $458,350, and $378,486 for year 2008, 2007, and 2006, respectively.

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

(t)	Value added tax (VAT）

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

Accounts receivable are recognized and carried at original invoice amount outstanding less an allowance for doubtful accounts. The activity in the Accounts Receivable was as follows:

Year Ended	Gross Balance	Allowance	Net Balance
December 31st	at end of	for doubtful	at end of
	year	accounts	year

2006	61,783,212	3,081,823	58,701,389
2007	64,208,343	3,202,891	61,005,452
2008	68,012,174	3,395,528	64,616,646

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

Year Ended December 31st	Beginning Balance	Charged to costs and expenses	Write offs and other	Ending Balance

2006	3,011,658	70,165		3,081,823
2007	3,081,823	121,068		3,202,891
2008	3,202,891	192,637		3,395,528

4.	Inventories

The major classes of inventory: raw materials, packaging materials, products in process, finished goods, stocks, low-value consumable goods, materials in transit as well as others.

The following is a breakdown of the major categories of inventories.

Yasheng Group
Notes to Consolidated Financial Statements

4.	Inventories - continued

Breakdown of Inventories

	2008	2007	2006
Raw material	13,930,715	15,942,891	13,980,066
Finished Goods	36,990,271	39,857,227	34,950,166
Low-value consumable goods	9,498,215	11,957,168	10,485,049
Packaging material	6,508,036	7,971,445	6,990,033
Maintenance material	3,429,911	3,985,723	3,495,016

Total for the year	70,357,148	79,714,454	69,900,330

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

Property, plant and equipment	2008	2007	2006

Buildings and improvements	91,616,116	86,365,422	84,426,205
Farming facilities	83,472,461	77,728,880	75,983,585
Machinery and equipment	10,795,997	9,932,023	9,709,014
Transportation and other facilities	266,541,793	257,800,784	252,012,222

Total	452,426,368	431,827,109	422,131,026

Accumulated Depreciation	2008	2007	2006

Buildings and improvements	13,847,022	11,502,094	9,016,688
Farming facilities	11,823,498	9,581,169	7,698,697
Machinery and equipment	11,432,215	9,431,560	7,418,798
Transportation and other facilities	11,369,562	9,254,211	7,270,739

Total	48,472,297	39,769,034	31,404,922

Yasheng Group
Notes to Consolidated Financial Statements

6.	Intangible assets, net

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

(a) Long term debt

	Collateral	Guarantee	Total	Maturity
2006	11,372,865	11,735,235	23,108,100	3 years
2007	12,756,153	13,902,185	26,658,338	3 years
2008	1,742,077	1,837,376	3,579,453	3 years

(b) Current portion of long term debt

	Collateral	Guarantee	Total	Interest rate
2006	16,280,144	8,703,209	24,983,353	5.31%
2007	16,215,049	8,519,114	24,734,163	5.31%
2008	16,567,359	8,661,302	25,228,661	7.02%

(c) Short term debt

	Collateral	Guarantee	Total	Maturity	Interest rate
2006	27,314,811	15,705,922	43,020,733	1 year	5.85%
2007	21,005,419	12,745,093	33,750,512	1 year	7.72%
2008	15,887,084	9,874,863	25,761,947	1 year	6.69%

13.	Employee benefit plans

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

Yasheng Group
Notes to Consolidated Financial Statements

12.	Debt - continued

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

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. Therefore, the company has two primary reporting segments: farming, and construction materials. Following is selected financial information for each segment:

Net Sales	2008	2007	2006

Construction material
Cement	4,786,778	4,808,062	4,916,400
Farming
Cereals	62,571,588	55,601,231	51,103,752
Vegetables/Melons/Fruits	526,613,381	468,938,679	431,007,124
Other	142,241,552	126,326,916	115,611,307

Total	736,213,299	655,674,888	602,638,583

15.	Earnings per share

The components of basic earnings per share are as follows:

	Year Ended December 31,
	2008	2007	2006
Net income available
For common shareholders	75,995,479	71,333,182	66,340,996

Weighted average shares
of common stock	155,097,355	155,097,355	155,097,355

Basic earnings per share	0.49	0.46	0.43

16.	Operating leases

The Company has no operating leases for the periods shown.

Yasheng Group
Notes to Consolidated Financial Statements

17.	Options

In 2006, our board of directors and stockholders adopted and approved, an 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan’).  The purpose of the Equity Inventive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financials success.  The Incentive Plan allows for awards of stock options, restricted stock grants and share appreciation rights for up to 1 million shares of common stock.  Under the 2006 Equity Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options and all options under the plan shall vest quarterly over three years.  We have no outstanding stock options as of the balance sheet date.

18.	Quarterly Information (Unaudited)

	31-Mar	30-Jun	30-Sep	31-Dec	Total
Revenue	161,809,732	191,171,949	181,989,160	196,813,632	731,784,473
Gross Profit	18,979,811	19,791,614	25,330,713	15,904,101	80,006,239
Net Income	17,959,322	18,258,441	24,063,757	14,481,533	74,763,054
Basic/Diluted Earnings per Share	0.12	0.12	0.16	0.09	0.48

19.	Stockholders’ Equity

Year 2006
The Company has had no new shares issued during the year.

Year 2007
The Company has had no new shares issued during the year.

Year 2008
The Company has had no new shares issued during the year.

20.	Subsequent Events

During the first and second quarters of 2010 we have filed our form 10-Ks and 10-Qs with the SEC for prior years not previously filed.  We have filed to date for the years 2004 through 2008.