Form 10-Q
period 2009-03-31
Yasheng Group
filed 2010-06-03
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

State issuer’s revenues for its most recent fiscal year (12/31/08).  $736,213,299.

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of March 31, 2009, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Yasheng Group and subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and in our report dated March 15, 2010 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ Gansu Hongxin CPA

Lanzou, China

April 20, 2010

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	7,721,263	7,880,338
Accounts receivable, net	63,312,270	64,616,646
Inventories	68,936,892	70,357,148
Prepaid and other current assets	4,666,193	4,762,327

Total current assets	144,636,619	147,616,459

Equity and other investments	184,758	190,509

Property, plant and equipment, net	395,997,276	403,954,071
Construction in progress	5,874,333	5,823,620
Intangible assets, net	945,808,760	945,931,378
Other long term assets	238,120,758	224,002,445

Total assets	1,730,622,504	1,727,518,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	62,714,350	65,925,273
Short term loans	24,469,195	25,761,947
VAT Tax payable	1,133,006	1,205,555
Current portion of long term debt	23,458,192	25,228,661
Other current liabilities	1,279,040	1,365,609

Total current liabilities	113,053,783	119,487,044

Long term debt	3,256,683	3,579,453
Long term payable	70,209,936	77,168,451

Total liabilities	186,520,401	200,234,948

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	238,628,903	238,919,350
Retained earnings	1,150,375,845	1,133,266,828

Total stockholders’ equity	1,544,102,102	1,527,283,533

Total liabilities & stockholders' equity	1,730,622,504	1,727,518,481

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2009	2008

Net sales	168,078,088	161,809,732

Cost of goods sold	149,665,504	142,829,921

Gross profit	18,412,584	18,979,811

Operating expenses:
Sales and marketing	324,762	430,879
General and administrative	772,415	753,063
Total operating expenses	1,097,177	1,183,942

Operating profit	17,315,407	17,795,869

Interest expense	622,294	629,948

Other income (expense)	415,903	793,402

Income before income tax expense	17,109,017	17,959,322
Income tax expense

Net income	17,109,017	17,959,322

Basic earnings per share	0.11	0.12
Weighted average number of shares	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	17,109,017	17,959,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,576,509	2,118,779
Allowance for doubtful accounts	(67,861)	(230,382)
Others	(6,943,840)	(2,147,570)
Changes in assets and liabilities:
Accounts receivable	1,359,949	4,616,865
Inventories	1,406,875	7,834,171
Prepaid and other current assets	95,228	5,870
Accounts payable	(3,188,907)	2,248,648
Tax payables	(72,320)	(33,400)
Accrued expenses and other current liabilities	(95,789)	(28,844)
Net cash provided by operating activities	17,178,861	32,343,461

Cash flows from investing activities:
Purchase of assets	(13,966,540)	(20,966,558)
Investments	5,714	6,240
Net cash used in investing activities	(13,960,826)	(20,960,318)

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Increase (decrease) in debt	(3,375,612)	(21,107,837)
Net cash provided by financing activities	(3,375,612)	(21,107,837)

Effect of exchange rate change on cash and cash equivalents	(1,499)	4,466,475

Net increase (decrease) in cash and cash equivalents	(159,075)	(5,258,219)

Cash and cash equivalents at beginning of period	7,880,338	22,474,500
Cash and cash equivalents at end of period	7,721,263	17,216,281

Supplemental Disclosures:
Cash paid for interest	622,294	629,948
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

The following is a breakdown of the major categories of inventories.

As of	3/31/2009
Raw material	13,649,504
Finished goods	36,204,423
Low value consumable goods	9,231,292
Packaging material	6,409,599
Maintenance material	3,442,074
Total	68,936,892

4.	Other long term assets

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

With the exception of the Baiyin Cement Plant, all other subsidiaries of the Company are agricultural/food based enterprises.  Therefore, the Company has two primary reporting segments: farming and construction materials.  Following is selected financial information for each segment:

THREE MONTH COMPARISON
	3 months	3 months
	ended September 30,	ended September 20,
	2009	2008
Construction Materials	1,128,227	1,067,368
Farming	166,949,860	160,742,365
Total	168,078,087	161,809,733

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report for the year ended December 31, 2008.

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

GENERAL

Yasheng Group (“The Company”) is a California corporation with primary operations in China. The Company designs, develops, manufactures and markets high-quality farming and sideline products including livestock and poultry. It also designs, develops and markets new technologies related to agriculture and genetic biology.

Beginning July 16, 2004 through December 31, 2004 Yasheng Group, a California Corporation, all of the total issued and outstanding common stock of Nicholas Investment Company, Inc.  Subsequent to the acquisition and pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission (the “Commission”), Yasheng elected to become the successor issuer to Nicholas for reporting purposes under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”) and elected to report under the Exchange Act effective July 15, 2004.  All financial information included in this report prior to the Acquisition Date is the financial information of Yasheng, as if Yasheng had been the registrant. The financial information since the Acquisition Date is the consolidated information of Yasheng and Nicholas.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2009	2008

Net sales	168,078,088	161,809,732

Cost of goods sold	149,665,504	142,829,921

Gross profit	18,412,584	18,979,811

Operating expenses:
Sales and marketing	324,762	430,879
General and administrative	772,415	753,063
Total operating expenses	1,097,177	1,183,942

Operating profit	17,315,407	17,795,869

Interest expense	622,294	629,948

Other income (expense)	415,903	793,402

Income before income tax expense	17,109,017	17,959,322
Income tax expense

Net income	17,109,017	17,959,322

Basic earnings per share	0.11	0.12
Weighted average number of shares	155,097,355	155,097,355

Comparison of the three months

	Three	Three	Dollar	Percentage
	Months ended	Months ended	Change	Change
	March 31,	March 31,
	2009	2008
Sales	168,078,088	161,809,732	6,268,356	3.9%
Costs of Sales	149,665,504	142,829,921	6,835,583	4.8%
Gross profit	18,412,584	18,979,811	(567,227)	(3.0)%
Operating Expenses	1,097,177	1,183,942	(86,765)	(7.3)%
Interest Expense	622,294	629,948	(7,654)	(1.2)%
Net Income	17,109,017	17,959,322	(850,305)	(4.7)%

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Segments

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. Therefore, the company has two primary reporting segments: farming and construction materials.

THREE MONTH COMPARISON
	3 months	3 months	Change	%
	ended September 30,	ended September 20,		Change
	2009	2008
Construction Materials	1,128,227	1,067,368	60,859	5.70%
Farming	166,949,860	160,742,365	6,268,354	3.90%
Total	168,078,087	161,809,733	6,268,354	3.90%

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

Item 1A.          Risk Factors

See Item 3 in part above and the Company’s 10-K for the year ended December 31, 2008

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

Dated: April 25, 2010

YASHENG GROUP

By:/s/Changsheng Zhou

Changsheng Zhou
Chief Executive Officer