Form 10-Q
period 2009-06-30
Yasheng Group
filed 2010-06-16
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

State issuer’s revenues for its most recent fiscal year (12/31/08).  $ 736,213,299.

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of June 30, 2009, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Corporation’s management.

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

/S/ Gansu Hongxin CPA

Lanzou, China

April 25, 2010

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	8,009,371	7,880,338
Accounts receivable, net	70,584,129	64,616,646
Inventories	74,500,206	70,357,148
Prepaid and other current assets	4,615,998	4,762,327
	-	-
Total current assets	157,709,704	147,616,459
	-	-
Equity and other investments	190,577	190,509
	-	-
Property, plant and equipment, net	397,547,642	403,954,071
Construction in progress	5,531,400	5,823,620
Intangible assets, net	940,156,580	945,931,378
Other long term assets	231,627,159	224,002,445
	-	-
Total assets	1,732,763,062	1,727,518,481
	-	-
LIABILITIES AND STOCKHOLDERS’ EQUITY	-	-
Current liabilities:	-	-
Accounts payable and accrued expenses	55,586,689	65,925,273
Short term loans	21,505,116	25,761,947
VAT Tax payable	1,178,242	1,205,555
Current portion of long term debt	13,915,559	25,228,661
Other current liabilities	1,321,667	1,365,609
	-	-
Total current liabilities	93,507,272	119,487,044
	-	-
Long term debt	3,484,206	3,579,453
Long term payable	71,078,318	77,168,451
	-	-
Total liabilities	168,069,796	200,234,948
	-	-
Stockholders’ equity:	-	-
Common stock, US$1.00 par value	-	-
800,000,000 shares authorized	-	-
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	239,532,957	238,919,350
Retained earnings	1,170,062,954	1,133,266,828
	-	-
Total stockholders’ equity	1,564,693,266	1,527,283,533
	-	-
Total liabilities & stockholders' equity	1,732,763,062	1,727,518,481

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	190,121,081	191,171,949	358,199,169	352,981,681
	-	-	-	-
Cost of goods sold	169,131,460	171,380,335	318,796,963	314,210,257
	-	-	-	-
Gross profit	20,989,622	19,791,614	39,402,205	38,771,425
	-	-	-	-
Operating expenses:	-	-	-	-
Sales and marketing	322,755	204,108	647,517	634,987
General and administrative	791,792	763,803	1,564,207	1,516,866
Total operating expenses	1,114,547	967,911	2,211,723	2,151,853
	-	-	-	-
Operating profit	19,875,075	18,823,702	37,190,482	36,619,571
	-	-	-	-
Interest expense	613,205	585,157	1,235,499	1,215,105
	-	-	-	-
Other income (expense)	425,240	19,896	841,143	813,298
	-	-	-	-
Income before income tax expense	19,687,110	18,258,441	36,796,126	36,217,763
Income tax expense	-	-	-	-

Net income	19,687,110	18,258,441	36,796,126	36,217,763

Basic earnings per share	0.13	0.12	0.24	0.23
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	36,796,126	36,217,763
Adjustments to reconcile net income to net cash provided by operating activities:	-	-
Depreciation and amortization	10,658,442	2,706,785
Allowance for doubtful accounts	312,076	(275,425)
Others	(6,120,630)	(7,644,728)
Changes in assets and liabilities:	-	-
Accounts receivable	(6,254,023)	5,519,532
Inventories	(4,115,253)	8,976,835
Prepaid and other current assets	148,212	66,584
Accounts payable	(10,361,668)	(3,739,102)
Tax payables	(27,789)	(22,502)
Accrued expenses and other current liabilities	(47,453)	(16,734)
Net cash provided by operating activities	20,988,041	41,789,007
	-	-
Cash flows from investing activities:	-	-
Purchase of assets	(5,185,400)	(30,227,932)
Investments	7	9,622
Net cash used in investing activities	(5,185,393)	(30,218,310)
	-	-
Cash flows from financing activities:	-	-
Issuance of common stock	-	-
Dividens paid	-	-
Increase (decrease) in debt	(15,686,746)	(22,541,886)
Net cash provided by financing activities	(15,686,746)	(22,541,886)
	-	-
Effect of exchange rate change on cash and cash equivalents	13,131	5,513,195
	-	-
Net increase (decrease) in cash and cash equivalents	129,033	(5,457,994)
	-	-
Cash and cash equivalents at beginning of period	7,880,338	22,474,500
Cash and cash equivalents at end of period	8,009,371	17,016,506

Supplemental Disclosures:
Cash paid for interest	1,235,499	1,215,105
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

(u)	Recent Accounting Pronouncements

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

(u)	Recent Accounting Pronouncements - continued

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

The following is a breakdown of the major categories of inventories.

As of	6/30/2009
Raw material	15,251,041
Finished goods	40,166,201
Low value consumable goods	9,231,292
Packaging material	6,409,599
Maintenance material	3,442,074
Total	74,500,206

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Other long term assets

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

With the exception of the Baiyin Cement Plant, all other subsidiaries of the Company are agricultural/food based enterprises.  Therefore, the Company has two primary reporting segments: farming and construction materials.  Following is selected financial information for each segment:

THREE MONTH COMPARISON
	3 months	3 months
	ended June 30,	ended June 30,
	2009	2008
Construction Materials	1,271,221	1,229,584
Farming	188,949,860,	189,942,365
Total	190,221,081	191,171,949

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	190,121,081	191,171,949	358,199,169	352,981,681
	-	-	-	-
Cost of goods sold	169,131,460	171,380,335	318,796,963	314,210,257
	-	-	-	-
Gross profit	20,989,622	19,791,614	39,402,205	38,771,425
	-	-	-	-
Operating expenses:	-	-	-	-
Sales and marketing	322,755	204,108	647,517	634,987
General and administrative	791,792	763,803	1,564,207	1,516,866
Total operating expenses	1,114,547	967,911	2,211,723	2,151,853
	-	-	-	-
Operating profit	19,875,075	18,823,702	37,190,482	36,619,571
	-	-	-	-
Interest expense	613,205	585,157	1,235,499	1,215,105
	-	-	-	-
Other income (expense)	425,240	19,896	841,143	813,298
	-	-	-	-
Income before income tax expense	19,687,110	18,258,441	36,796,126	36,217,763
Income tax expense	-	-	-	-

Net income	19,687,110	18,258,441	36,796,126	36,217,763

Basic earnings per share	0.13	0.12	0.24	0.23
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

Comparison of the three months
	Three months		Dollar	Percentage
	ended June 30, 2009	ended June 30, 2008	Change	Change

Sales	190,121,081	191,171,949	(1,050,868)	(0.5)%
Costs of Sales	169,131,460	171,380,335	(2,248,876)	(1.3)%
Gross Profit	20,989,622	19,791,614	1,198,008	6.1%
Operating Expenses	1,114,547	967,911	146,635	15.1%
Interest Expense	613,205	585,157	28,048	4.8%
Net Income	19,687,110	18,258,441	1,428,669	7.8%

Comparison of the six months
	Six months		Dollar	Percentage
	ended June 30, 2009	ended June 30, 2008	Change	Change

Sales	358,199,169	352,981,681	5,217,488	1.5%
Costs of Sales	318,796,963	314,210,257	4,586,707	1.5%
Gross Profit	39,402,205	38,771,424	630,781	1.6%
Operating Expenses	2,221,723	2,151,853	59,870	2.8%
Interest Expense	1,235,499	1,215,105	20,394	1.7%
Net Income	36,796,126	36,217,763	578,363	1.6%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Segments

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. Therefore, the company has two primary reporting segments: farming and construction materials.

THREE MONTH COMPARISON
	3 months	3 months	Change	%
	Ended June 30,	Ended June 30,		Change
	2009	2008
Construction Materials	1,271,221	1,229,584	41,637	3.4%
Agriculture/Food	188,949,860	189,942,365	(99,505)	(.05)%
Total Sales	190,221,081	191,171,949	(950,868)	(.05)%

SIX MONTH COMPARISON
	6 months	6 months	Change	%
	Ended June 30,	Ended June 30,		Change
	2009	2008
Construction Materials	2,399,449	2,296,952	102,498	4.5%
Agriculture/Food	355,799,720	350,684,730	5,114,990	1.5%
Total Sales	358,199,169	352,981,682	5,217,487	1.5%

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

See Item 3 in part I above and the Company’s 10-K for the year ended December 2008

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