Form 10-Q
period 2009-09-30
Yasheng Group
filed 2010-06-29
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of September 30, 2009, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Corporation’s management.

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

/S/ Gansu Hongxin CPA Lanzou, China

April 20, 2010

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	7,993,557	7,880,338
Accounts receivable, net	70,488,826	64,616,646
Inventories	74,207,401	70,357,148
Prepaid and other current assets	4,583,421	4,762,327
	-	-
Total current assets	157,273,206	147,616,459
	-	-
Equity and other investments	190,380	190,509
	-	-
Property, plant and equipment, net	395,152,273	403,954,071
Construction in progress	5,393,888	5,823,620
Intangible assets, net	944,246,146	945,931,378
Other long term assets	231,526,544	224,002,445
	-	-
Total assets	1,733,782,436	1,727,518,481
	-	-
LIABILITIES AND STOCKHOLDERS’ EQUITY	-	-
Current liabilities:	-	-
Accounts payable and accrued expenses	57,928,839	65,925,273
Short term loans	19,705,667	25,761,947
VAT Tax payable	1,129,831	1,205,555
Current portion of long term debt	9,795,010	25,228,661
Other current liabilities	1,167,333	1,365,609
	-	-
Total current liabilities	89,726,681	119,487,044
	-	-
Long term debt	3,221,625	3,579,453
Long term payable	51,469,586	77,168,451
	-	-
Total liabilities	144,417,891	200,234,948
	-	-
Stockholders’ equity:	-	-
Common stock, US$1.00 par value	-	-
800,000,000 shares authorized	-	-
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	240,197,419	238,919,350
Retained earnings	1,194,069,771	1,133,266,828
	-	-
Total stockholders’ equity	1,589,364,545	1,527,283,533
	-	-
Total liabilities & stockholders' equity	1,733,782,436	1,727,518,481

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	181,586,179	181,989,160	539,785,348	534,970,841
	-	-	-	-
Cost of goods sold	156,336,430	156,658,447	475,133,393	470,868,704
	-	-	-	-
Gross profit	25,249,750	25,330,713	64,651,955	64,102,138
	-	-	-	-
Operating expenses:	-	-	-	-
Sales and marketing	350,411	350,978	997,927	985,966
General and administrative	754,587	778,552	2,318,793	2,295,418
Total operating expenses	1,104,997	1,129,530	3,316,720	3,281,384
	-	-	-	-
Operating profit	24,144,753	24,201,183	61,335,235	60,820,754
	-	-	-	-
Interest expense	611,743	616,969	1,847,242	1,832,074
	-	-	-	-
Other income (expense）	473,807	479,543	1,314,950	1,292,841
	-	-	-	-
Income before income tax expense	24,006,817	24,063,757	60,802,943	60,281,521
Income tax expense	-	-	-	-

Net income	24,006,817	24,063,757	60,802,943	60,281,521

Basic earnings per share	0.15	0.16	0.39	0.39
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	60,802,943	60,281,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,186,036	3,647,788
Allowance for doubtful accounts	305,629	(241,609)
Others	(25,762,146)	(11,943,272)
Changes in assets and liabilities:
Accounts receivable	(6,124,821)	4,841,862
Inventories	(3,792,559)	6,936,778
Prepaid and other current assets	182,811	55,174
Accounts payable	(8,040,279)	(13,116,861)
Tax payables	(76,712)	(34,282)
Accrued expenses and other current liabilities	(209,611)	(31,457)
Net cash provided by operating activities	30,471,290	50,395,641

Cash flows from investing activities:
Purchase of assets	(8,497,959)	(31,086,815)
Investments	286	5,673
Net cash used in investing activities	(8,497,674)	(31,081,142)

Cash flows from financing activities:
Issuance of common stock	-	-
Dividens paid	-	-
Increase (decrease) in debt	(21,892,507)	(34,629,437)
Net cash provided by financing activities	(21,892,507)	(34,629,437)

Effect of exchange rate change on cash and cash equivalents	32,109	5,897,394

Net increase (decrease) in cash and cash equivalents	113,219	(9,417,545)

Cash and cash equivalents at beginning of period	7,880,338	22,474,500
Cash and cash equivalents at end of period	7,993,557	13,056,955

Supplemental Disclosures:
Cash paid for interest	1,847,242	1,832,074
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

Intangible assets consist of land use rights and are recorded at cost. The Company has over 250,000 acres of arable land that are utilized for grazing, cultivation, and reclamation, of which 50,000 acres are under cultivation using the latest scientific technologies to produce a wide variety of agricultural products.

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

The following is a breakdown of the major categories of inventories.

As of	9/30/2009
Raw material	15,693,065
Finished goods	39,784,569
Low value consumable goods	8,994,563
Packaging material	6,311,455
Maintenance material	3,423,749
Total	74,207,401

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Other long term assets

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

With the exception of the Baiyin Cement Plant, all other subsidiaries of the Company are agricultural/food based enterprises.  Therefore, the Company has two primary reporting segments: farming and construction materials.  Following is selected financial information for each segment:

	3 months	3 months
	Ended September 30,	Ended September 30,
	2009	2008
Construction Materials	1,240,498	1,238,265
Agriculture/Food	180,345,682	180,750,895
Total Sales	181,586,179	181,989,161

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

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Comparison of the three months
	Three months ended		Dollar	Percentage
	September 30, 2009	September 30, 2008	Change	Change

Sales	181,856,179	181,989,160	(402,981)	(0.20)%
Costs of Sales	156,336,430	156,658,447	(322,017)	(0.20)%
Gross Profit	25,249,750	25,330,713	(80,963)	(0.30)%
Operating Expenses	1,104,997	1,129,530	(24,533)	(2.20)%
Interest Expense	611,743	616,969	(5,226)	(0.80)%
Net Income	24,006,817	24,063,757	(56,940)	(0.20)%

Comparison of the nine months
	Nine months ended		Dollar	Percentage
	September 30, 2009	September 30, 2008	Change	Change

Sales	539,785,348	534,970,841	4,814,507	0.90%
Costs of Sales	475,133,393	470,868,704	4,264,689	0.90%
Gross Profit	64,651,955	64,102,137	549,818	0.90%
Operating Expenses	3,316,720	3,281,384	35,336	1.10%
Interest Expense	1,847,242	1,832,074	15,168	0.80%
Net Income	60,802,943	60,281,521	521,422	0.90%

Segments

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. Therefore, the company has two primary reporting segments: farming and construction materials.

THREE MONTH COMPARISON
	3 months	3 months	Change	%
	Ended September 30,	Ended September 30,		Change
	2009	2008
Construction Materials	1,240,498	1,238,265	2,232	0.18%
Agriculture/Food	180,345,682	180,750,895	(405,213)	(0.22)%
Total Sales	181,586,179	181,989,161	(402,981)	-0.22)%

NINE MONTH COMPARISON
	9 months	9 months	Change	%
	Ended September 30,	Ended September 30,		Change
	2009	2008
Construction Materials	3,639,947	3,535,217	104,730	0.18%
Agriculture/Food	536,145,401	531,435,626	4,709,775	0.89%
Total Sales	539,785,348	534,970,843	4,814,505	0.90%

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

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Our international sales accounted for very little of our net sales from 2008 through 2009.   As a result, we have exposure to foreign exchange risk with respect to a minor portion of our sales.  Fluctuations in exchange rates, particularly in the U.S. dollar to yuan (RMB) exchange rate, do not affect materially affect our gross and net profit margins even though they could result in foreign exchange and operating losses.

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

See Item 3 in part I above and the Company’s 10-K for the year ended December 31, 2008.

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