Form 10-K
period 2009-12-31
Yasheng Group
filed 2010-08-06
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-27557

YaSheng Group

 (Name of small business issuer as specified in its charter)

California	33-0788293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

805 Veterans Blvd., #228 Redwood City, CA	94063
(Address of principal executive offices)	(Zip code)

(650) 363-8345

 (Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( § 229.405)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009, was $7,108,235. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of Dec. 31, 2009 was 155,097,355.

Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

FORM 10-K INDEX

In this Annual Report on Form 10-K, references to “dollars” and “$” are to the United States dollars and, unless the context otherwise requires, YaSheng Group and its consolidated subsidiaries are referred to in this report as the “YHGG” “YaSheng,”  the “Company,” “we,” “our” or “us.” In addition to historical information, this Annual Report on Form 10-K (“Annual Report”) for YaSheng  contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein  based on  (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the People’s Republic of China to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, and price control, (iii) our anticipated cash needs in light of our liquidity, (iv) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (v) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions or natural disasters,  on crop quality and yields and on our ability to grow;  and the availability of sufficient labor during peak growing and harvesting seasons, (vi)  the impact of foreign currency fluctuations, (vii) our plans for expansion of our business and cost savings, (viii) our ability to successfully integrate existing operations and acquisitions into our operations, and (ix ) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the People’s Republic of China  or elsewhere directed at mitigating the effects of climate change, and  other risk factors listed in the section of this Annual Report titled “Risk Factors” and elsewhere in this Annual Report.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning our business made elsewhere in this Annual Report, as well as other public reports filed by us with the United States Securities and Exchange Commission. Readers should not place undue reliance on any forward-looking statement as a prediction of actual results of developments. All forward-looking statements in this Annual Report are based on information available to us on the date hereof, and we undertake no obligation to update or revise any forward-looking statement contained in this Annual Report.

PART I

ITEM 1 — BUSINESS

 Overview

YaSheng Group, a California corporation, is a holding company that operates and primarily conducts its business operations in People’s Republic of China (“PRC” or “China”) through its seven subsidiaries and operating entities.  As one of the largest agriculture companies in Northwest China, we are a leading producer of premium specialty agriculture based products, specializing in developing the agriculture industry by cultivating, processing, marketing and distributing a variety of food and agro-byproducts.  We also operate a small concrete plant in Baiyin City, Gansu Province, China.

Our food and agro-byproducts are processed primarily from premium specialty agriculture products grown in Northwest China in six agricultural product categories: fresh fruits, vegetables, field crops, specialty crops, seeds and eggs. We have been producing our award winning premium specialty agriculture products for over 30 years.  We harvest our crops through farms that we own and from collective farm operators. Our primary product offering includes over 30 major agriculture products under 6 product categories with the major products including: field crops: cotton, corns, barley, wheat, flax, alfalfa; vegetables: onions, potatoes, beet, and peas; fruit: apples, pears, apricots: specialty crops: hops, wolfberries, cumin, liquorices; seeds: black melon seeds, sunflower seeds, corn seeds, flax seeds; poultry: eggs.  We also produce many additional fresh fruits and vegetables which supply the local and provincial markets. We generated approximately 10.9% of our revenues from field crop based products, 16.0% from vegetable based products, 50.4% from fruits, 13.5% from specialty crops, 8.3% from seeds, and 0.9% from poultry products and other production during both of the years ended December 31, 2009 and 2008.

We sell our products through an extensive nationwide sales and distribution network covering 16 provinces and over 100 cities in China.  As of December 31, 2009, this network was comprised of over 100 major and 80 minor distributors. Our products are also sold directly to food processors as well as processed within our company and then resold to supermarkets or other distributors, or further processed into retail food products.  We also sell many of our fresh products within Gansu province as well as nationally to food processors and distributors, or directly to the supermarkets. Our customers are based primarily in China and include national and international leading companies.  Our products are also sold as feed for livestock, ingredients for Chinese traditional medicines as well as other important ingredients in the food industry.

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

Net sales for the year ended December 31, 2009 was $739.6 million. Our gross profit for the year ended December 31, 2009 was $84.3 million. Earnings per share for year end 2009 were $0.51 per share.

Our principal executive office is located at 805 Veterans Blvd., #228, Redwood City, CA 94063. Our telephone number at our U.S. executive office is (650) 363-8345.

Corporate History

YaSheng Group, was incorporated and established in 2004 by Gansu YaSheng Salt Industrial Group, Ltd (“Gansu YaSheng”).  Gansu YaSheng is our largest shareholder and owns approximately 78 % of our outstanding common stock.

ITEM 1 — BUSINESS - continued

Corporate History - continued

In 2004, GanSu YaSheng established YaSheng Group to access the U.S. public markets and international markets, and to implement its expansion plans, and acquired Nicholas Investment Company, Inc., a Nevada corporation.

Corporate Structure

We conduct our operations in China through our seven wholly-owned subsidiaries, and their numerous operating subsidiaries in China as described in further detail below.

1.           Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd.  Founded in 1997, Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd is located in Jingtai County, Baiyin City, Gansu Province (“Gansu Tiaoshan Group”).  It has over 160th mu (Chinese mu is equal to 1/15 of a hectare or 1/6 of an acre) arable land. Its operating subsidiaries as described below mainly grows, processes and sells products such as cotton, corn, barley, wheat, potatoes, beet, apple, pear, apricot, medlar, flax seeds, black seeds, sunflower seeds, corn seeds, eggs, agricultural and cement.  The Tiaoshan Brand fruits have won numerous national and provincial awards as well as the Chinese Prestigious Product Award and its potato, apricot, crispy pear, and Fuji apple have been granted organic food status by the China Organic Food Development Center. The Gansu Tiaoshan Group is certified as an A level national production base for organic food and fruits. The Gansu Tiaoshan Group is recognized by the Ministry of Agriculture as a demonstration farm (an example farm) and quality-trace experimental enterprises for environment-friendly agricultural products. The Gansu Tiaoshan Group consist of the following operating entities:

•
Gansu Baiyin Agriculture and Reclamation Company – Cement Factory. The factory’s (formerly the state-owned Tiaoshan Farm Cement Plant) main products include the "Tiger-Hunting Mountain" brand class 42.5 and class 32.5 R level ordinary Portland cement, with an annual capacity of 72,000 Tons. The class 32.5 R level ordinary Portland cement has passed the ISO9001 quality system authentication and has been sold in many China places such as Lanzhou, Qinghai, Ningxia, and Inner Mongolia. Over the years, the factory has enhanced its technological expertise through continuous product development and the introduction of advanced equipment and technologies. Microcomputer technology and automation control devices have been used on all fronts. The production model has been known for the following characteristics: low in consumption, high in production, high quality, and environment- friendly. The factory has in place a complete and thorough quality testing system, a well designed and executed testing procedure, and is known for its stable product quality. The plant has received many honors and awards including the "Gansu Province Cement Industry Superior Quality Enterprise" title.

•
Gansu Agriculture & Reclamation Seeding Co. Ltd. was established in June 1998 and is an implementation unit for World Bank's seeding-commercializing loan project. It is a medium-size enterprise that integrates production, processing, sales, storage, and scientific research. Gansu Agriculture engages in activities such as crops, flowers and plants, forage grass seed, and to a lesser extent related thereto technical consultation and information service, training, production technology guidance, and agricultural chemicals. Gansu Agriculture has a quality control department, a sales department, a production field, a potato research institute, and a seed processing factory (with a processing capability of 12,250 tons per year and 5 tons per hour). In 2006 the company invested 2 million Yuan and completed a 500 ton per batch baking facility. The seed product sells nationally to more than ten provinces and cities and exports to Japan. Gansu Agriculture pursues the "quality and credibility first" principle and puts great emphasis on technology and innovation. In 2002 Gansu Agriculture won award as one of the Top-10 enterprises in Gansu for seed quality. In 2003 Gansu Agriculture passed the ISO9001-2000 authentication on quality control and the ISO14001 authentication on environment governance. Gansu Agriculture's product quality has improved continuously while becoming more effective and more environment-friendly.

•
Tiaoshan Jialv Hops Co., Ltd. was founded in 1982 and for the next 20 years or so mainly engaged in the production of hops. From 1989 to 2001, Tiaoshan Jialv Hops Co. revenues increase due to a rising market and product quality. From 2002 to 2004, Tiaoshan Jialv Hops Co. started to lose market share and customers to other farms in the west due to poor hops quality. In 2006, we began to shift our production from small collective farms to large scale field industrial cultivation.

ITEM 1 — BUSINESS - continued

Corporate Structure - continued

•
Tiaoshan Kexing Forest & Fruit Co. was established in June, 1998 as part of the Gansu Tiaoshan Group, one of Ministry of Agriculture's first experimental modern enterprises. The Tiaoshan Kexing Company is primarily a fruit production enterprise. Its main products are apricots, apples, and pears. The company has passed the ISO14001 authentication.

•
Tiaoshan Shuangfeng Agricultural Co. Ltd. is located near the edge of the Tengger desert and can be easily accessed from Gansu, Qinghai, and Ningxia. It is 171 km north of Lanzhou and enjoys convenient road/railway transportation. Currently the company owns 55,000 mu in land and its main products include seeding corn, seeding wheat, and potatoes.

•
Jingtai Tiaoshan Xinglong Forest & Fruit Co., Ltd. was founded in 1998, and currently has 4,210 mu in fruits plantation and 331 family farm households.  The company is a forest fruit production enterprise that specializes in the production of high-quality pears.  Its primary products include pears, apricots and apples.  In 2002, the company developed 758.2 mu in high-quality pears and 701.9 mu in high-quality apricots.  In 2004 it developed 879.9 mu in high-quality pears.  Fruit production has improved from 2,000 kg per mu in the 1990s to a current level of 3,000 kg. Production rates also improved from 50% to a current level of 80%.  Production for 2008 and 2009 was 37,000 and 38,000 tons, respectively.

•
Jingtai Tiaoshan Poultry Cultivation Co., Ltd was founded in 1985, and currently owns 6 egg hen houses and 4 nurturing houses. The company mainly raises laying hens, and there are 2 major varieties, Hailan and Haisai. Both produce brown eggs also known as red-skin eggs.

•	Jingtai Tiaoshan Yafei Forest & Fruit Co., Ltd. The company engages mainly in the processing and sale of fruits. It is one of the A level national "organic fruit" production bases.

•
Jingtai Tiaoshan Yuanfeng Agricultural Co., Ltd.   The company is a medium-size modern agricultural enterprise that integrates production, operation, and sales. It is a demonstration (for other farms to learn agro – tech methods) farm known nationally for environment-friendly agricultural products. The company has passed the ISO14001 environment management system authentication. Its main products include corn breeding, processing onion, and sweet corn. The national organic food development center has certified many of Jingtai Tiaoshan Yuanfeng Agricultural Co.'s products as "organic food".

2.           Gansu Xiaheqing Industrial Co., Ltd.  Gansu Xiaheqing Industrial Co., Ltd. is located in Xiaheqing District, Jiuquan City, Gansu Province with over 20th mu arable land. Its operating entities, as described below, includes Qingsheng Rural Firm, Hongjian Rural Firm, Bianwan Rural Firm, Green Star beer raw materials Company, Lvjia hops company, Maiguan beer raw materials company. Xiaheqing mainly grows, processes and sells products such as cotton, corn, malt, onions, potatoes, sugar beet, hops and corn seeds.

•
Jiuquan Qingsheng Agricultural Trading Co., Ltd. was founded in 1999 as a limited liability company.  Jiuquan Qingsheng Agricultural Trading Co. is located in West Gansu and mainly engages in the cultivation and sales of crops. Currently, the company owns 10,000 mu in land including 6,980 mu in cultivated land, 500 mu in forest, and 260 mu in fruits.

•
Jiuquan Hongjian Agricultural Trading Co., Ltd. was founded on August 1999. It mainly engages in the development and sales of agricultural and subsidiary products including poultry cultivation for the sale of eggs.

ITEM 1 — BUSINESS - continued

Corporate Structure - continued

•
Jiuquan Bianwan Agricultural Trading Co., Ltd. was formerly a state-operated farm, and was founded in 1956 as part of the Gansu Agriculture and Reclamation Group. It has a total land of 65,000 mu, including 2,545 mu of arable land and 1,465 mu for hops production.  Jiuquan Bianwan is located at the suburb area of Jiuquan where the transportation is convenient and the local climate is considered suitable for crops breeding and plantation. The company's main products include hops, brewer's barley, cotton, safflower and onions. The company’s hops enjoy great reputation and are nationally known for world-leading quality and high output. The company has become a long-term supplier for the Qingdao Beer Group, the Yanjing Beer Group and some other beer manufacturers. The company takes pride in the implementation of advanced technology. In 1998, the company introduced from Israel the most advanced drip irrigation equipment and technology. By introducing some of the best-selling variety of hops and having a state of the art processing facility, the company believes that it has greatly improved its prestige and competitiveness in both domestic and international market.

•
Jiuquan Xiaheqing Lvxing Greenstar Hops Co., Ltd. specializes in the cultivation and processing of hops. With an ideal local climate, the company has become the largest hops production base in Gansu with 3,229 mu of cultivation field and an annual output of 550 tons. The company uses patterned cultivation and standardized procedure in managing the hops field. Hops produced here are known for their body, color, fragrance, purity, moisture, high formic acid level, and packaging. The company has won many awards including the National Science Committee Advanced Technology Award.

•
GanSu Xiaheqing-Lujia Hops Co. Ltd. was founded in 2001 and specializes in the production of pellet hops. Pellet hops are used for beer production.  The company owns and operates one of the most advanced hops pellet production line in the nation. The company takes pride in its quality hardware/software equipment and advanced testing technology. It is one of the more high-tech enterprises nationally in the hops cultivation and processing field with an annual production capacity of 3,000 tons.

•
Jiuquan Maiguan Hops Co., Ltd. specializes in the processing and sales of malting barley. Production was first started in 1995 with an annual capacity-by-design of 10,000 tons. The company enjoys strong technological expertise and uses the Sa Latin germinating box and high-efficiency monolayer oven for production. Products are known for their fine quality as the company diligently carries out the "Industrial Product Quality Responsibility Standards" with a comprehensive quality control process. All quality indicators have achieved the superior grade stipulated by QB-1686-93 standard. In September 2001, the company won the Gansu Industrial Enterprise Quality Assurance Certificate; in November 2001, it was voted "Quality Confidence Brand" by the China Quality Examination Association; and the company has won many other awards and prizes from organizations such as the China Technology Supervision Information Association and the Gansu Provincial Industrial and Commercial Administration Bureau.

3.           Gansu Jinta Yongsheng Agricultural Development Company.  Gansu Jinta Yongsheng Agricultural Development Company is located in Jinta County, Jiuquan City, Gansu Province, founded in 1996.  Yongsheng mainly grows, processes, and sells products such as cotton, onions, apples, pears, apricots, and sunflower seeds.

4.            Gansu Hongtai Agricultural Technology Co., Ltd.  Gansu Hongtai Agricultural Technology Co., Ltd. is located in Gao Tai County Zhangye City, Gansu Province, founded in 1999 with 1718 mu arable land. Hongtai mainly grows, processes and sells products such as cotton, corn, barley, onions, potatoes, apples, pears, apricot, wolfberry, cumin, and licorice.

5.           Gansu Jinta Yuantai Commercial Trading Co., Ltd.   Gansu Jinta Yuantai Commercial Trading Co., Ltd is located in Jinta County, Jiuquan City, Gansu Province, founded in 1999.  The company mainly grows, processes, and sells products such as barley. The company is also a commercial enterprise that engages in the buying and selling of agricultural and subsidiary products as well as the supply of agricultural production materials. During the season, the company sends representatives to places such as Jiuquan, Zhangye, and Wuwei to set up purchasing/sales centers. Annual average purchase of brewer's barley is about 10,000-30,000 tons; annual purchase of chemical fertilizers and other materials is about 30 tons.

6.           Gansu Jinta Hengsheng Agricultural Development Co., Ltd.  Gansu Jinta Hengsheng Agricultural Development Co., Ltd is located in Jinta County, JiuQuan City, Gansu Province and mainly grows, processes and sells products such as cotton, soybeans, onions, potatoes, apples, pears, apricot, hops, and black seeds.

ITEM 1 — BUSINESS - continued

Corporate Structure - continued

7.           Gansu Jinta Xingsheng Industrial Co., Ltd.  Gansu Jinta Xingsheng Industrial Co., Ltd is located in Jinta County, Jiuquan City, Gansu Province, and owns approximately 30,000 mu arable land. The company mainly grows, processes and sells products such as cotton, alfalfa, barley, onions, peas, apples, pears, apricot, and black seeds.

OUR INDUSTRY

Overview of China’s Agriculture Climate

China or People’s Republic of China (“PRC”) is s the world's most populous country and one of the largest producers and consumers of agricultural products. Over 40% of China's labor force is engaged in agriculture. China has only seven percent (7%) of the global arable land, but feeds one-fifth of the world's population. China is among the world's largest producers of rice, corn, wheat, soybeans, vegetables, tea, and pork. Major non-food crops include cotton, other fibers, and oilseeds.

Over the past 25 years, the PRC agricultural sector has been fundamentally restructured. Agricultural production and farm household income has grown rapidly, due to a large extent to agricultural reforms undertaken by the government. Beginning in 1978, a series of institutional reforms significantly transformed a collectivized planned agricultural sector into something resembling a capitalist structure. The crucial milestones have been the abolition of the communal property base, the introduction of the household contract responsibility system, price and market liberalization, the revision to the Land Administration Law in 1998, and China’s admission to the World Trade Organization (WTO) in 2001.  The farm household correspondingly has become an active agent in the marketplace in contrast to a passive production unit in the planned economy.

Food Supply Issues Facing China

Although China has limited arable land, China agriculture produces enough food supply to feed the country with a large population.  With only seven percent (7%) of the world's cultivated land, China has to feed one fifth (1/5th) of the world's population. As a result, China's agriculture is an important issue and draws wide attention from its government and the world.

The agriculture sector has developed rapidly since reforms in the rural areas began in 1978. The major reforms were: the household contract responsibility system, which restored to the farmers the right to use land, arrange farm work, and to dispose of their output; canceling the state market monopoly of agricultural products, and of price controls over most of agricultural and ancillary products; abolishing many restrictive policies, allowing farmers to develop diversified business and set up township enterprises so as to fire their enthusiasm for production. The reforms emancipated and developed rural productive forces, promoted the rapid growth of agriculture, particularly in grain production, and the optimization of agricultural structure.

In the 1990s, China's agriculture and rural economy faced unprecedented difficulties and challenges. But development momentum maintained fairly good nonetheless, with most products in surplus and supply and demand basically in balance every year. According to the USDA, China leads the world in output of grain, cotton, oil plants, fruit, meat, eggs, aquatic products and vegetables in volume.

Growth of China's agriculture industry

According to the USDA, China and the United States are among the world’s largest agricultural producers and exporter of agricultural products. China’s agricultural continues to change as it responds to the rising and increasingly sophisticated demands of domestic and foreign consumers, adapts small-scale farm structure to global food markets, and competes with other sectors for labor, investment capital, and scarce land and water resources.

Industry experts projects that the total sales value and net income of agriculture products in China will reach a growth of 25 % and 60%, respectively to each industry, since 2003.  China is the fifth largest market for U.S. agricultural products. The demand for agricultural products is increasing.  According to the USDA, China's estimated 300 million middle class consumers and rapid increase in demand for protein and feed ingredients helped drive its total agricultural imports to $43 billion in 2007 with the United States' share accounting for a quarter of the total, or $10.7 billion.  China's imports of agricultural products have quintupled since its accession to the WTO in 2001.

ITEM 1 — BUSINESS - continued

Growth of China's agriculture industry - continued

According to the USDA, production of fruits and vegetables has doubled over the past ten years.  We believe that the recent growth in premium agriculture products consumption in China is largely attributable the increased affordability of higher end products in China due to China’s economic growth and increased health and wellness consciousness. We expect these factors to continue to drive industry growth, especially in our primary markets – premium specialty deep processed food & agriculture by- products. We believe that such growth will not only increase the overall market size for these products, but will also benefit companies that are well positioned to sell in these markets.

Furthermore, the Chinese government has established the following policies to support agricultural industry and companies in China:

•	Intensifying reforms of agricultural tax, exempting the agricultural tax and agricultural surtax.

•	For those farmers who grow crops, the country will implement the policy of giving direct subsidies to those farmers who grow wheat and corn.

•	Implementing the policy of giving direct subsidies to those farmers who acquire and renew their large-scale agricultural equipment.

•	Increasing fine seeds subsidy investment.

•	Stabilizing the prices of agricultural means of production.

•
Conscientiously implementing the national and provincial policies of tax cuts and exemptions and price control. Providing support to enterprises in terms of taxation, investment and financing, the use of resources, personnel policy.

•
Income taxes shall be temporarily exempted for the state-owned agricultural enterprises and institutions (including the enterprises and institutions such as agriculture, land reclamation, agriculture and animal husbandry, fisheries, forestry, water conservancy, meteorology and overseas Chinese farms) engaging in planting and breeding industries and initial handling of agriculture and forest products.

CORPORATE DEVELOPMENT STRATEGY AND GROWTH

Our strategic plans include the reorganization and expansion of our product portfolios and steam-lining of our company operations to focus on key business lines that have potential for long term growth into domestic and international markets. Through the reorganization plan, we intend to streamline management and began to structure the operations and internal controls to lay the foundation for global and international expansion.  We have enlisted many international experts and consultants as well as added key management with western and eastern business and finance experience. We are also in the process of implementing an enterprise system to upgrade internal and external communications and internal management controls.

Our growth strategies include the following:

•
Hold and grow existing domestic market positions with premium quality products with a focus on customer satisfaction with consistent availability. Continue the strategic consolidation and segmentation of our products with a focus on products with high margins and high potential growth rates.

•	Continue the transformation from the collective family farms to industrial scale farming resulting in more control over the quality, consistency, and yields of our products.

•
Expand product line with new byproducts by utilizing modern processed food technology (such as CO2 extraction techniques, deep processing, concentrates technology and bio mass for alternative fuels) that produces high quality products and environmental friendly products that meet the demands of the domestic and international markets. Byproducts include fruit and vegetable concentrates, food extracts, nutritional beverages, edible and bio oils, organic and environmental friendly products, frozen and fresh vegetables, and packaging.

ITEM 1 — BUSINESS - continued

CORPORATE DEVELOPMENT STRATEGY AND GROWTH - continued

•
Strengthen industry research focusing on shifting trends and demands for strategic cultivation. Maintain flexibility and diversification to efficiently increase or decrease production or cultivate new products that are in demand.  Continue to implement the long term strategy of supplying key core food staples to domestic and international markets.

•
Continue to implement product quality upgrades through high tech agro technology. Continue to acquire and develop new hybrid strains agro products that improve quality, yield, and overall cultivation methods.   Expand cultivation area by implementing more high tech irrigation systems and other modern agriculture techniques.   Expand seeding and propagation technologies to consistently supply growers and meet the demands by expanding the company’s agriculture base.

•
Expand domestic and international business development and sales departments to open the doors to new markets. Strategic product development to meet the demands of specialized markets such as institutions, organic niche markets, and retail volume outlets. Continue to establish long term relationships and business networks with industrial scale agricultural contracting to food and beverage processors and distributors. Strengthen global and domestic logistics and distribution networks.

•
Expand animal husbandry division, agriculture chemicals, fertilizers, animal feed, and environmental products and continue to implement the vision as leading company in sustainable agricultural practices.

•	Internal and external acquisitions that bring added value in technology, management, production capabilities, and open up new markets and distribution points.

•
Continue to develop high end environmental products.  Currently, we have the technology and the infrastructure to grow many types of bio mass materials. We have also completed several feasibility reports and R&D for the development of bio friendly products such as bio plastics, bio mass molding products, bio fuels and others.   We already have the technology and know-how to grow large quantities of bio mass materials.   We plan to develop more agriculture products from our current product portfolio by utilizing current resources and investment into processing facilities as the PRC national policy moves towards alternative energy.  We are also seeking outside cooperation in building large scale alternative energy projects, such as bio plastics, bio fuels, methane, and others.

Merger & Acquisitions Strategy

We continue to seek to form strategic relationships or acquire companies that will bring more value to the company, such as new technology, new distribution points and innovative management.  One of our long term objectives is to generate revenue and build assets and long term distribution channels outside of China through merger and acquisitions and expansion companies. Our main focus will be to acquire companies that have a direct relationship to our existing businesses and industries.  A strict due diligence process is required and a feasibility study will be conducted to ensure these acquisitions will yield long term benefits and support the global expansion plan.

Industry related distribution companies will be targeted in all product categories which can expand our reach by opening channels and upgrade the overall logistics systems. Parameters will be set to stay in line with the master plan in relation to geographical markets and strategic positioning. Long term client relationships will justify the investment in solid quality distribution systems.

A major focus of our mergers and acquisitions strategy will be seeking profitable technologically advanced companies that have advantages and can be adopted by the Chinese operations. We believe by building from the outside - it will result in our goal to become a global leader. Successful and innovative technologies will remain a key principle in our policies into the future. Developing these areas will be essential in maintaining a competitive advantage.

ITEM 1 — BUSINESS - continued

Merger & Acquisitions Strategy - continued

We intend to become a global leader by placing assets, revenues, and operations in several key geographical locations that will allow a balance of business. This balance will allow us to fluctuate with changing market demands and conditions and place safeguards and position us to quickly make strategic decisions on profitability.

BUSINESS SEGMENTS

Our businesses primarily consist of farming and, to a lesser extent, cement manufacturing.   Our farming and food related products/premium specialty deep processed food and agricultural byproducts,  contains numerous operating divisions that produce, process, market and distribute a variety of premium agricultural products grown in Northwest China.  As such, with the exception of Gansu Baiyin Agriculture and Reclamation Company, all other subsidiaries of the Company are primarily agricultural enterprises.  Included in our consolidated financial statements are results from the Company’s cement manufacturing business operations. For the years ended December 31, 2009 and 2008, this business contributed revenues totaling $4.83 and $4.78 million respectively which represents less than 1% of total consolidated sales for either year. The business volume of this segment has been and is expected to continue to remain relatively constant and is not significant to warrant separate segment reporting.  See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AGRICULTURAL MARKET

Our primary business segment is premium specialty deep processed food and agricultural by- products.   We specialize in cultivating, processing, marketing, and distributing a variety premium specialty agriculture product grown in Northwest China. Our product portfolio is diverse within a broad range of industries. The company is organized within the eight agricultural production areas and our products are sold within eight separate and distinct markets.

A substantial portion of our products are classified as “Green Food”, and reach PRC and international quality standards. Through our R&D department, we continue to raise quality and standards as well as develop new products.   We have the ability to adapt to industry trends and market factors with a flexible product portfolio.  Our diverse product portfolio includes perishables and processed foods sold in volume, repackaged into units, or sold directly to consumers in local markets. We produce main staples for animal feed, fertilizers, and agro-industry products such as edible oils, or bio-construction materials. We also grow many fresh fruits and produce which we supply the local and provincial markets.

AGRICULTURAL PRODUCTS

Agricultural products have been and are expected to remain our primary product base. We remain a national strategic commodity supplier for China but continue to enter into the high end markets with quality agriculture products.

Our primary product offering includes over 30 agriculture products under the following six areas.

•	Field Crops: Cotton, Corn, Barley, Wheat, Flaxseed, Alfalfa
•	Vegetables: Onion, Potato, Beet, Pea
•	Fruit: Apple, Pear, Apricot
•	Specialty Crops: Hops, Wolfberry, Cumin, Liquorices
•	Seeds: Black Melon Seeds, Sunflower Seeds, Corn Seed, Flax Seed
•	Poultry: Eggs

In additional to the major products listed above, we also produce many additional fresh fruits and vegetables which supply the local and provincial markets. While these products will remain our main source of revenue, we plan to further diversify our product mix and increase the processing volume to meet market demands. We also intend to establish new deep processing lines for the current product mix, which will allow us to develop high end byproducts with the greatest growth potential, reaching new markets. Furthermore, we plan to continue to focus on our higher margin deep processed products in the future and have begun implementing a strategic plan to expand our product line with byproducts from our core cultivated agro raw materials such as hops extract, flavorings, deep potato processing, organic fertilizers, animal feeds, eco-friendly pesticides, and bio energy.

ITEM 1 — BUSINESS - continued

AGRICULTURAL PRODUCTS - continued

We generated approximately 10.9% of our revenues from field crop based products, 16.0% from vegetable based products, 50.4% from fruits, 13.5% from specialty crops, 8.3% from seeds, and 0.9% from poultry products and other production during both of the years ended December 31, 2009 and 2008.

Agricultural Production Markets.  The following are the categories of agricultural production markets in which are products are marketed:

•
Strategic Commodities are produced to supply domestic demands. These products are sold directly to a network of local, provincial, and national purchasing houses based on the current global market price managed by the PRC agriculture department. The products are then resold to processors for use in different industries.

•
Institutional Contract Growing is a large part of our business model. Institutions and large food and beverage processors establish long term contracts to grow products that meet the processors needs and standards.   We work closely with processors to establish demands and assure quality for long term contracts.

•
Consumer Direct Wholesale Markets purchase our perishable fruit and produce to sell to the public. These products are sold directly as well as through small distribution companies and sold on a locally, provincially, and nationally.

•
Domestic & Export Food Distribution companies pre-arrange volume purchase contracts for our fresh and processed products of the Company. These products are distributed to high end markets such as Hong Kong, other coastal cities, and for export. The products are then sold to the public through supermarkets and or sold to food processors.

•	Animal Husbandry division consists primarily eggs to be sold fresh and or packaged to wholesale food markets for resale to consumers.

PRODUCTION

Production Bases

The production of our products is supported by seven large scale agriculture bases spread out over a vast geographical area within the Northwest of China. Over the past 30 years we have transformed the family plot style farm into industrial agriculture operations with infrastructure to support long term growth. R&D support has fueled development with new and high tech products, placing the Company as a major strategic player within the industry. Infrastructure needs such as water, roads, and power are supported in coordination with local governments.

Each of our wholly-owned subsidiaries is considered an agro-base with several types of properties making up the operations. The seven agro-bases are made up of fields, orchards, hop houses “Green houses,” with infrastructure, processing and storage areas, irrigation systems & water storage, wind breaks, power generation plants and transmission lines to feed the agro base operations. Each company has standard storage for cultivation equipment and processing harvest materials as well as the necessary capabilities for packaging and pre-delivery storage.

Each agro-base is made up of both modern industrial farm and local farming operations with many types of processing lines.  The majority of farms use high tech irrigation allowing for water efficiency, reducing the presence of insects, therefore minimizing the need for heavy pesticides. Our focus on efficiency by applying new high breed strains, high tech growing techniques, modern processing and storage facilities, supported by modern logistics that maximize our products’ abilities to compete. Our vision has been to establish sustainable farms utilizing agro techniques that are beneficial not only to the consumer but also to the environment.

ITEM 1 — BUSINESS - continued

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

Each of our agro-bases has a company office where administrational functions take place. Total office space equals approximately 20 mu of land use rights of 70 years with about 35 average years left. Each agro-base administration office has a centralized system for supporting management and employees. Residence quarters for employees and managers are provided adjacent to offices, with medical, recreational, & food services. Schools are also part of the agro-base supporting employees' families as well as training centers for further education. In certain areas, high speed internet access is also available.

All properties lie in a strategic position within the Gansu province and  include modern national highways and  railways to all major cities. The agro-base properties also consist of fuel stations, general commodities stores, and other sideline businesses.

We own over 250,000 acres of arable farmland that are cultivated using the latest scientific technologies to produce a wide variety of agricultural products. Our farms produce beer barley, 2,500 mu of hops, 5,300 mu of fruit orchards producing 50 million kg of apple pears, apples of several varieties, grapes, apricots, and dates, 6,000 tons of potatoes, 2,500 mu of vegetables including tomatoes, carrots, peppers, cabbages, onions, and melon seeds. We also operates 63 of automated, climate controlled greenhouses and a 2,500 medical herb facility that produces licorice, ephedrine and other herbs while also conducting research on traditional Chinese medicine.

Apart from farming, we operate processing plants that produce 30,000 metric tons of super grade malt and 2,000 tons of granulated hops which are sold under long-term supply contracts with Qingdao Beer, Yanjing Beer, Zhujiang Beer. Research Cooperation with Mexico's International Wheat and Corn Improvement Center has introduced wheat germplasm varieties and new breeding methods that have facilitated the improvement of varieties, yields and qualities.

Production Efficiency-High Tech Agriculture

We also seek to increase efficiency by applying new high breed strains, high tech growing techniques, modern processing and storage facilities, supported by modern logistics that maximize our products’ abilities to compete. Our vision has been to establish sustainable farms utilizing agro techniques that are beneficial not only to the consumer but also to the environment.

We also invested in several new hi-tech industrial projects including the introduction of the most advanced and expansive drip-irrigation system, through a joint venture with Netafim a global manufactures advanced drip irrigation systems and Gansu Yasheng Industrial Group.  The facility has an annual capacity of 120 million meters, all of which is carried out according to Netafim technical standards. The facility offers irrigation systems and related technology that aid in the optimization of water and fertility of crops, which increases yields while lowering production costs.

The shift from traditional farming to modern, hi-tech precision agriculture is expected to make us the largest, high efficiency agriculture base in China.

Expansion Of Production Capacity

We believe that an expansion of capacity is needed to satisfy increased demand for our products. In order to increase our production capacity, we must make capital investment to build additional cultivation bases & processing facilities, to satisfy the projected demand of our products.

ITEM 1 — BUSINESS - continued

LOCATION

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

As a result of global climate change, expected by 2020, it shows an uptrend of temperature and rainfall. Precipitation across the province shows a consistent increasing trend, which will increase by 0.82% ~ 7.63%, among which Jiuquan in the eastern part of the Gansu Province experiences more obvious increase in precipitation with an increase of 6% ~  7.63%. Temperature in all parts of Gansu Province will be higher.  The increased rate of the temperature is increasing slightly from east to west. Temperature increase range is between 0.68 degrees and 0.95 degrees. The temperature increase in the western region of Gansu Province is slightly higher than that in the other parts. We believe that the special climate change will be more conducive to the needs of agriculture illumination, temperature, and humidity.

Our operations are located in Northwest China within a province that has light industrial activity compared to other areas in China. The environment has not been impacted and the movement is to further preserve the land resources to sustain conditions to grow high quality products.

We have adopted drip irrigation, river irrigation, well irrigation, pipe irrigation (tube feeding), and sprinkler irrigation. The benefits of drip irrigation are water-saving and precision. 70% of our arable land has adopted drip irrigation method. The crops adopting drip irrigation method are fruit, corn, cotton and hops. The crops adopting the methods of river irrigation, well irrigation, pipe irrigation (tube feeding) are mainly barley and wheat. The crops adopting sprinkler irrigation are mainly liquorices and alfalfa. The irrigation water used by our company’s cultivated land located in the western part of Gansu Province is mainly from the snow and ice melt water of Qilian Mountains. The irrigation water used by our Company’s cultivated land locating in central and eastern parts of Gansu Province is mainly from the Yellow River.

To conserve water resources and to alleviate the problem of water supply shortage, drip irrigation has become an increasingly popular method of irrigation. Our advanced drip irrigation equipment and technology are imported from Israel. At the same time, we have built four large reservoirs with a water storage capacity of 260,000 cubic meters each. The crops served by drip irrigation generally can get water-soluble liquid fertilizer through the drip irrigation system. These fertilizers mixed directly with irrigation water, fertilizing the crops through the drip irrigation plastic pipes. So this irrigation method can not only save water, but can simultaneously save a lot of labor and waste, and increase the utilization of fertilizer.

Modern drip irrigation technology can control both biochemical and physical indices for crop and flower growth and allows precise adjustment of water, fertilizer and insecticide usage. It also moderates the extreme cooling effects sometimes produced by flood-type irrigation. We have introduced the most advanced water-efficient drip irrigation techniques from Israel to ensure efficient water use on large-scale intensive agricultural projects in the fertile but water-scarce Hexi Corridor. The first drip irrigation project in Jiuquan region was completed in September 1998 and is now in successful production. We have now received government approval for and begun construction of a further 2,667 hectare arable and 667 hectare a hop farm both using drip irrigation.

In the course of cultivation, we make full use of drip irrigation and plastic mulching to plant our company's agricultural products. Its roles are hydra and heat preservation which has improved the utilization of fertilizer, reduced costs, and ultimately increased crop yield and quality. We have devoted many resources into implementing modern agriculture techniques into the fields.

SALES AND MARKETING

Our products are derived from years of agriculture experience and over the years these products have grown to be distributed to high end markets all over China, including Hong Kong. We have established a significant presence in supplying the demand for food products in China with long term contracts and cooperative relationships in meeting quality standards. Historically, we have been able to meet supply needs by establishing agro bases with diverse portfolio products that stretch across many agriculture and food product types. We also work closely and collaborate with local government and have established an effective group of managers to minimize over production and watch global industry trends closely. In addition, we have also established strategic distribution and processing partners and who have their own distribution and processing abilities.

ITEM 1 — BUSINESS - continued

SALES AND MARKETING - continued

The per unit costs of producing our products are subject to the supply and price volatility of raw materials, especially fresh fruits and vegetables which are affected by factors such as weather, growing condition and pest that are beyond our control. We believe our pricing remains competitive because of our control over necessary resources and low cost labor, high tech agriculture practices as well as long term relationships with our customers.

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

Sales Channel and Distribution Network and Pricing

Our products are sold directly to buyers and distributed through food suppliers.  We also belong to the strategic commodities distribution network as a preferred supplier.  We take pride in the long term relationships it has established for a consistent flow of product with continued product satisfaction. A major portion of the company’s business is contract growing for institutional food and beverage processors and sold directly to processors.

We currently sell our products to both distributors and direct customers across 16 provinces in China including: Gansu, Shanxi, Beijing, Shandong, Liaoning, Guangdong, Tianjin, Shanghai, Ningxia, Qinghai, Hebei, Inner Mongolia, Xinjiang, Jilin, Hubei and Guizhou.  At December 31, 2009, we had over 187 distributors and 30 direct customers in China.  We export our products indirectly through the Chinese companies with import and export qualification and licenses.

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

We typically enter into annual contracts with some of our distributors that are renewed at the beginning of the year.  We maintain stable relationships with our distributors, and many of them have been our distributors for more than three years. No customer or distributor accounted for more than 10% of our total revenue in fiscal year 2009.

RESALE SUPPLIERS

During the year ended December 31, 2009, we derived a substantial portion of our products for resale from many suppliers in Gansu & Northern China.  Dependence upon a limited number of suppliers poses business risks, which is one reason why we have a diverse choice of vendors for our operations. These suppliers make up seed, animal feed, fertilizer, agro business materials, incidental construction materials, and other related agriculture industry supplies companies.

ITEM 1 — BUSINESS - continued

COMPETITION

Since we are the largest agriculture company in Northwest China, and provide premium quality products to the market, we believe we face little direct competition from Northwest of China. Most of our competitors are smaller-sized local farms or medium size food processing companies. Compared to these competitors, we believe we have more diversified products, higher production capacity and greater resources as well as long term strategic relationships with national customers. We are designated as a national strategic supplier of commodities and supported with long term contracts with major institutions.

Finding a competition model is difficult because our product portfolio is very diverse across six agricultural and food industry markets. Our business model is unique in the way that our agro bases cultivate, process, and distribute many products but also produce many byproducts.  However, we do expect to see more competition to come from overseas as the World Trade Organization opens up the market to foreign competition. With increased foreign and domestic investment into medium enterprises, and we anticipate that there may be more competition from niche enterprises focusing on high end products.

Some of the major Chinese agriculture companies, such as Chaoda, continue to diversify their product portfolios focusing on industries related to us. We also are in competition from the following companies:

•
COFCO operates many businesses, among them a food importer and exporter and a bottler for Coca-Cola products in mainland China. The company holds a monopoly on mainland China's grain trade, but COFCO's interests are diversified to include tea, wine, edible oils, canned food, confectionery, ingredients, livestock and meat, hotels, packaging, real estate, and finance. Nine major divisions and more than 30 subsidiaries offer brands including Fortune edible oils, jellied candies, Jojok meat, Great Wall wines, the Gloria Hotel Group, and Le Conte chocolate. COFCO is owned by the Chinese government.

•
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

Competitive Position

All of our existing operations and manufacturing are located in the Northwest of China.  We benefit from the favorable operations and manufacturing environment in the Northwest of China, such as lower labor rates and lower raw material costs for most of our products compared to other areas in China and the world.  Our access to China’s operational and manufacturing environment advantages is one of primary strengths.  The economies of scale play an important role in our products competitiveness in the market place.  We control vast land and natural resources that are integrated and utilized in the production of all our products.  This is an important factor in being competitive in the markets served.  The ongoing addition and implementation of state-of-the-art production and manufacturing technology, for both agricultural and industrial products, provides a buffer between us and the competition for the majority of our products.  Utilizing the most current production and manufacturing technology assures high quality and cost effective product.

Our Competitive Advantages

We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

•
Industry Trend Flexibility.  Our ability to adjust our agricultural structure and improve the quality of agricultural products have resulted in the comprehensive development of the agricultural economy. Planting structure has also been continuously optimized which has developed from traditional agriculture to cash crops. The production of the cash crops such as cotton, oil, sugar, hemp, fruits, vegetables and other crop production have relatively access to rapid development. The main agricultural products concentrate on the predominance-areas is speeding up and the level of quality of the agricultural products has been further enhanced.

ITEM 1 — BUSINESS - continued

Our Competitive Advantages - continued

•
Scale advantage over local competitors.  The PRC agriculture market currently is highly fragmented. We are larger than our domestic competitors when considering the companies large diverse product portfolio, vast amounts of land under cultivation & abilities for industrial scale production volumes. This provides us with many competitive advantages, including the resources to ensure high quality products and better controls to secure consistent and reliable supplies to large customers.  Our scale and increasing nationwide market exposure supports development of our brand name.

•
High Tech Agriculture Abilities.  We have the characteristics of advanced level of modern agricultural technology, a high degree of organization, a large market capacity and yield good economic returns.  Our ability to compete is better, we believe, than the traditional agriculture companies. The application of agricultural techniques, such as biological husbandry, genetically modified agriculture and water-saving irrigation, has increased agricultural single rate and quality.

•
Alignment with PRC Agriculture Development Policies.  We can ensure sustained and stable growth of modern agriculture in the aspects of capital, technology and manpower, and can speed up the process of industrialization of modern agriculture and export-oriented operations and can also enhance its international competitiveness. The development of our Company can adapt to China's development direction of agricultural policy. Based on our own funds each year, the Agricultural Development Bank of China can provide partial supporting funds.

•
Successful Operating Mode.  Our operating mode of modern agriculture in our Company has reached advanced domestic level in the aspects of policy arrangements, institutional design, coverage, as well as large farms covering small farms and processing enterprises linking the farming households. We have set up and amplified a sound modern agricultural operation system which incorporates processes to accommodate and maximize efficiencies, such as job responsibility, multilevel operating, multi-channel and multi-level responsibility sharing.

•
Long Term Established Relationships.  Local, provincial and national long term relationships have been a key advantage for the company as they have established long roots in Northwest China.  Our ability to take on challenges, implement large scale projects, and produce national leading products have brought much respect and confidence by the governmental and other business leaders in China. We have been honored as one of the top leading industrial companies in China, therefore receiving preferential policies and most favored abilities to take on new projects promoted by the Central Government.

•
Geological Agro Advantages.  The climate of Northwest China plays a key role in our competitive advantage. The long days of sunshine, low humidity, temperature difference between day and night, and aerated soil, all contribute to the production of quality products of size, flavor, and nutritional value. Most products are grown organically and contain no pesticides. These favorable climate conditions lower cost of production because the use of pesticides or heavy fertilizers in not needed. An additional climate factor is low industrial complex and population in Gansu lowers the impact of pollutants on the environment.

•
Extensive Sales and Distribution Network.  Our extensive sales and distribution network allows us to reach a wide range of customers all over the nation. As of December 31, 2009 we had 108 major regional distributors in 18 provinces. Our distributors sell our products through their own network in the region to their various customers, including food processors, supermarkets and wholesale stores. We have a stable and effective group of distributors who helped to sell our products all across China.

•
Experienced Management Team.  Our management team has extensive operating experience and industry knowledge.  Chang Sheng Zhou, our Chairman and CEO, has over 30 years of experience in the agriculture industry. Our senior management staff has extensive local industry experience combined with international experience. We believe that our management team’s experience and capabilities have contributed greatly to our significant growth in the past years.

•
High Tech Irrigation Techniques.  Our drip irrigation also allows for the most efficient water application keeping the costs down. Ground and runoff water come from the upper reaches of the Yellow River or Qilian Mountain glaciers therefore lowering the impact of pollution coming into the water table. Gansu province has a direct water source and is not downstream from neighboring industrial provinces.

ITEM 1 — BUSINESS - continued

Our Competitive Advantages - continued

•
Significant Barriers for New Competitors.  We have spent the past three decades investing significant resources to acquire land, build infrastructure, research and development to grow its business. A new competitor would need to acquire large tracts of land within the same geo agro conditions we have to develop the same type of diverse product line. The new competitor would have to deal numerous local and provincial government agencies and current land tenants to secure leases and land use rights needed for large scale operations. If the competitor was able to secure the land, it would need a substantial amount of time, investment, and resources to bring operations up to our capacity. It would also take a lot of time to reach profitable operations.

INTELLECTUAL PROPERTY

Patents

The following Chinese patents are material to protecting our products and processes.  Chinese patents have a term of 20 years.

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

ITEM 1 — BUSINESS - continued

Trademarks

We own five PRC registered trademarks, "YASHENG"  , "TIAO SHAN", "XIA HE QING", " LV JIA "and the  "XING WEI."

 EMPLOYEES

As of December 31, 2009, we had over 15,000 employees. The majority of employees are based in China, and approximately 6 employees or contract employees are based in our U.S. headquarters.   Some of our employees in China are members of a labor union.  Among all the employees, approximately 78% employees are farm workers, 6% employees are salespeople, 5% employees are management staff, and 11% are technical staff.

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

We provide the following benefits for our employees in China:

•	Employee Welfare Fund. An amount equal to 14% of payroll is set aside by the Company for standard employee benefits.

•	Open Policy Pension. We pay to national and community insurance agents an amount equal to 20% of payroll. This insurance continues to cover the employee subsequent to retirement

•
Unemployment Insurance.  We pay to the national employment administration entities and amount equal to 1% of payroll.   Any dismissed employee thereby receives a specified amount of family-support funds for a designated period.

•	Housing Surplus Reserve. We pay to the national housing fund administrative entities an amount equal to 10% of payroll for deposit into the employees' future housing allowance accounts.

RESEARCH AND DEVELOPMENT

Our research and development of new products is primarily conducted through our relationship with Yasheng Academy of Sciences and Yasheng Research Institute of Agricultural Technology, as well as several pilot and testing and training programs within our operations.  Yasheng Academy of Sciences and Yasheng Research Institute of Agricultural Technology are quasi-governmental entities that assist in the development of food products promote the development of the region. Yasheng Academy of Sciences and Yasheng Research Institute of Agricultural Technology is funded approximately 80% by the Company and the balance by the Chinese government.

We have also established outside research and development capabilities through cooperation with the International Hops Association, Mexico’s wheat and grain development department, as well as other industry associations, to continue growth with leading edge technologies.   We also work directly with food processors to develop products that meet the technical and quality demands of food and beverage producers, such as the Company’s cooperation with Pepsi and KFC to develop a hybrid potato strains or hops pellets for national brewery Tsingtao Beer.

Through our association with Gansu Yasheng we have been able to gain strategic advantages through education and research.  Yasheng Group Science Academy undertakes intense research into the agriculture industry which is eventually used within our operations. This has allowed us to make great advances in many sectors of our Company. This institute works closely with the National Institutes in coordination for advancement of China's agriculture industry. The Science Academy has five  departments: Applied Agriculture Technology, Biology, Trans-Genetic, Chinese Medicine Research, Information Technology, and New Biology Material Research.

ITEM 1 — BUSINESS - continued

QUALITY CONTROL ASSURANCE

Food Quality, Safety, and Management Controls Quality Control

Food quality, safety, and management controls are of primary importance to us.  We have established quality control and food safety management systems for all stages of our business, including raw material sourcing, producing, packaging, storage and transportation of our products.

Most of our products have been certified "green food" by national standards. Standards of quality and safety of agricultural products include the whole process of agricultural production, they are standards of agricultural products varieties, the environmental standards of manufacturing location, production and processing technical specifications, product classification, Safety and Hygiene, packing, storage and transit. We have been implementing and practicing “The Food Safety Law of the People’s Republic of China,” and incorporating international standards policies and procedures to meet the quality and food safety requirements of many markets.

Our products have strict quality assurance measures. For example, our hops, beer barley, cotton, potatoes and other products go through intense inspection and testing by the “PRC National Quality Inspection Bureau”.  Our hops and beer barley have to meet strict standards for national beer manufacturers who have special hops and barley quality standards, such as acid content, color and purity. Our potatoes are mainly used for producing starch and mashed potatoes with high demands on the starch content and to utilizing certain strains designated by our customers such as KFC, Pepsi, and McDonalds.

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

Seeds, Clones, and Sprouts

Seeds, clones, and sprouts from inception are tested and trialed to ensure consistent traits in growing performance, size, appearance, flavor, and nutrition. At this stage of cultivation the companies technical and production management team intend to be actively involved in assuring the standards are met.

Bio Friendly and Organic Fertilizers

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

ITEM 1 — BUSINESS - continued

Pest and Disease Controls

The production management and technical management team regularly inspects at each operations potential problems for pest or disease. We have established a specific pest and disease management system to focus on this vital part of a successful harvest and delivery to our clients. We utilize the following techniques to minimize and control any pest or disease issues.

•	Physical inspection is done utilizing many methods such as anti-pest nets, light and other traps, sticky boards, and other techniques to minimize where pests and disease can flourish.

•
Biological methods are also implemented utilizing natural predators to the other harmful pest, as wells as organism to fight off this ongoing problematic issue. The company also utilizes natural methods such as planting other plants next to the main crops that naturally ward off pests such as, herbs, spices, and hemp.

•
We practice responsible crop management that maintains a healthy and sustainable atmosphere for our cultivation operations. This reduces the risk of pest and disease by providing the optimal conditions for our production to be hardy to withstand threats from pest and disease.  This is where implementation of crop rotation and utilizing quality seeds, spouts, or transplants come into effect.

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

Storage and Distribution

Our diverse product portfolio requires little storage accept for short term storage.   We have also established cold and dry storage facilities for products that have those demands. All facilities are regularly inspected and follow PRC and ISO standards for cleanliness, organization, and safe working environment. Quality control measures implemented by the production and technical management team continue all the way until the product is delivered to the customer desired location. These procedures are recorded in reports and filed for upper management

ITEM 1 — BUSINESS - continued

Responsible Crop Planning and Rotation

Each agro-base is established to create a diverse product line as a balanced system within the staple needs of industrial agriculture. One product supports the growth of the other in coordination with other factors.

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

SEASONALITY

Affected by seasonal agricultural production, our business is also seasonal. Our harvest seasons are from the end of June to mid-November. In the harvest seasons of crops, as a result of competition, the prices of various agricultural products demand a competitive low price, we will store our products, such as fruits, until the second year’s Spring Festival waiting for the supply and demand to be appropriately adjusted so that prices of agricultural products can, in turn, be adjusted to an ideal price.   The seasonal nature impact on our farming products are minimized by these practices.

As a result of seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and of our gross profit during certain quarters of the year.  The sales price of our agricultural products item fluctuates throughout the year due to the supply of and demand for that particular item, as well as the pricing and availability of other agricultural items, many of which are seasonal in nature.

REGULATORY ISSUES AND POLICIES

Since substantially all of operations are based in China, we are regulated by all levels of governments of the People's Republic of China, including central government, provincial government, and local governments.  We are generally subject to state, local laws and regulations relating to the business, environment, health, and safety.  Specifically, we are subject to the following:

●	The Company Law of the People’s Republic of China
●	Labor Law of the People’s Republic of China
●	Insurance Law of the People’s Republic of China
●	The Food Safety Law of the People’s Republic of China
●	Patent Law of the People’s Republic of China
●	Law of the People’s Republic of China on the Prevention and Control of Water Pollution
●	Law of the People’s Republic of China on Scientific and Technological Progress
●	Energy Conservation Law of the People's Republic of China

Regulations Relating to Business

Our operations are conducted through our subsidiaries which are subject to the laws of People’s Republic of China.  The practical effect of the People's Republic of China's legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the accounting laws and regulations of the People's Republic of China mandate accounting practices which are not consistent with U.S., Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China's accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations' Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

ITEM 1 — BUSINESS - continued

Regulations Relating to Crop Seed and Agriculture

The crop seed business is a highly regulated industry in the PRC. In July 2000, the Seed Law was enacted to foster the use of seed resources; to control the selection, production and use of seeds and to regulate related business operations; to protect the legal rights of producers, business operators and users of seeds; to promote seed quality; to drive the industrialization processes of seeds and to accelerate the development of the planting and forestry industries.

Under the Seed Law, major crop seeds and tree varieties are subject to examination and approval as a pre-condition of their popularization. An applicant may apply directly for examination and approval at either the national or provincial level. Committees composed of professional experts have been established separately by the State Council’s agriculture and forestry administrative departments and the provincial governments for the examination and approval of crop and tree varieties. Major crop seed varieties that are verified and approved by the State Council’s committee and the National Crop Variety Examination and Approval Committee may be marketed and distributed nationwide. Varieties that received provincial approval are only permitted to be marketed and distributed within the approved province.

For seed production, a permission-based system is currently in practice pursuant to the Administrative Regulation on Permission of Production and Operation of Crop Seeds, which was issued on February 26, 2001 and revised on July 1, 2004. A company engaged in the production of seeds must obtain a production license, which is issued at either the provincial or the local level, entitling the licensee to engage in seed production in the permitted area. The level of issuing authority required for a production license varies based on the types of seeds to be produced. The production license also specifies the types of seeds the license holder may produce, the geographic region where seeds can be produced and the term of the production license. For seed distribution, a company must obtain a distribution license in order to distribute seeds in permitted areas. Generally, a distribution license may be issued at the county level or above. A seed company must obtain a distribution license from the provincial government to distribute major crop seeds in that province, and a distribution license from the national government for national distribution.

Supervision of Agricultural Products Quality and Safety

On March 10, 2005, the Ministry of Agriculture issued the Administrative Measures for the Supervision and Spot Check of Agricultural Seed Quality, which became effective on May 1, 2005, and which permit the government’s administrations of agriculture at the county level or above to organize relevant seed administration and seed quality inspection institutions to sample and inspect agricultural seeds that are produced and sold. A seed production and operation company that does not meet inspection standards must recall any seeds that have been sold. Such companies may not conduct sales until they meet inspection standards. A legal representative of the seed company must circulate information on the inspection to all employees, and the company must determine why the seeds failed to meet inspection standards and implement corrective measures. Such measures include improving quality control processes, submission of rectification reports and submitting to subsequent examinations by the administration of agriculture. Our seeds have not been recalled in any inspections by the government authorities thus far.

Regulations Relating to Land

There is no private ownership of land in China. All land in the PRC is either state-owned or collectively owned, depending on the location of the land. All land in the urban areas of a city or town is state-owned, and all land in the rural areas of a city or town and all rural land is, unless otherwise specified by law, collectively owned. The state has the right to reclaim land in accordance with law if required for the benefit of the public. Although all land in the PRC is owned by the state or by collectives, private individuals and businesses and other organizations are permitted to hold, lease and develop land for which they are granted land use rights. . Land use rights can be obtained from the government for a period up to 50 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the Chinese State Land Administration Bureau upon payment of the required land transfer fee. We have received the necessary land use right certificates for our operating facilities as further described in Item 2 –Properties.

ITEM 1 — BUSINESS - continued

Regulations Relating to Foreign Currency

In addition, we are also subject to PRC’s foreign currency regulations. The PRC government has control over Renminbi reserves through, among other things, direct regulation of the conversion or Renminbi into other foreign currencies. Although foreign currencies which are required for current account” transactions can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government.

Costs and Effects of Compliance with Environmental Laws and Regulations

We do not face any significant government regulation in connection with the production of our products. We do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

Although we utilize many methods of to reach an optimal cultivation atmosphere to avoid using pesticides, the use and disposal of some chemicals and pesticides are inherent aspects of our production operations. These activities and other aspects of production are subject to various environmental laws and regulations in the People’s Republic of China.   We are not a party to any dispute or legal proceeding relating to environmental matters where we believe that the risk associated with the dispute or legal proceeding would be material.  We regularly monitor and review our operations, procedures, and policies for compliance with these laws and regulations. We have made substantial capital investments in our facilities to ensure compliance with environmental and regulatory laws. We believe that our operations are in substantial compliance with the laws and regulations and that there are no violations that would have a material effect on us. Therefore, we do not anticipate that there will be any substantial costs associated with the compliance of environmental laws and regulations.

ITEM 1A — RISK FACTORS

RISK FACTORS

Investment in our common stock involves risk.  You should carefully consider the risks we describe below before deciding to invest.  The market price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment.  These factors may also cause actual results to differ materially from the results contemplated by the forward looking statements in Management’s Discussion and Analysis.   You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from that of the United States.  Agricultural products account for a large portion of the Company’s revenues.  Agriculture operations are subject to variations in supply and demand, weather, disease, input costs and product liability.  Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen.  This discussion contains forward-looking statements. The list or risks below is not intended to be all inclusive.  A complete listing of risks is beyond the scope of this document.  However, investors, including our shareholders, should carefully consider, among other factors, the following risk factors set forth below.

ITEM 1A — RISK FACTORS - continued

RISKS RELATED TO OUR BUSINESS

Our agricultural assets are concentrated in one province in China and crop disease, severe weather, natural disasters and other conditions affecting the environment, including the effects of climate change, could result in substantial losses and weaken our financial condition.

Our agricultural operations are concentrated in Gansu Province.  This area is subject to occasional periods of drought.  Crops require water in different quantities at different times during the growth cycle. The limited water resource at any given point can adversely impact production.  Although we have deployed drip irrigation systems for its crops, the uncontrollable weather conditions may affect our agricultural productions.

Crop disease, severe weather conditions, such as floods, droughts, windstorms and hurricanes, and natural disasters, may adversely affect our supply of one or more product, reduce our sales volumes, increase our unit production costs or prevent or impair our ability to ship products as planned. Since a significant portion of our costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs, which could result in substantial losses and weaken our financial condition. We may experience crop disease, insect infestation, severe weather and other adverse environmental conditions from time to time.  Severe weather conditions may occur with higher frequency or may be less predictable in the future due to the effects of climate change.

An occurrence of such an event might result in material disruptions to our operations, to the operations of our customers or suppliers, resulting in a decline in the agriculture industry. There can be no assurance that our facilities or products will not be affected by any such occurrence in the future, which occurrence may lead to adverse conditions to our operations and financial results.

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

In addition, general public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products. To the extent that consumer preferences evolve away from products that we produce for health or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products. However, even if market prices are unfavorable, some of our agricultural products which are ready to be, or have been, harvested must be brought to market promptly. A decrease in the selling price received for our products due to the factors described above could have a material adverse effect on our business, results of operations and financial condition.

We could realize losses and suffer liquidity problems due to declines in sales prices for our agriculture products.

Sales prices for agricultural products are difficult to predict. It is possible that sales prices for our products will decline in the future, and sales prices for other agricultural products may also decline. In recent years, there has been increasing consolidation among food retailers, wholesalers and distributors. A significant portion of our costs is fixed, so that fluctuations in the sales prices have an immediate impact on our profitability. Our profitability is also affected by our production costs, which may increase due to factors beyond our control.

 We do not have long term commitments from our suppliers, and increases in commodity or raw product costs could adversely affect our operating results.

We may experience shortages of supplies and inventory because we do not have long-term agreements with our suppliers.  Many factors may affect the cost and supply of our products, including external conditions, commodity market fluctuations, currency fluctuations, changes in governmental laws and regulations, agricultural programs, severe and prolonged weather conditions and natural disasters.  Increased costs for such commodity or raw product costs may adversely affect our operating results in the future.

ITEM 1A — RISK FACTORS - continued

RISKS RELATED TO OUR BUSINESS - continued

Due to fluctuations in the supply of and demand for our products, our results of operations are subject to seasonal variability.

Our earnings may be affected by seasonal factors, which may cause the sale price of our products to fluctuate throughout the year, including:

•	the seasonality of our supplies and consumer demand;
•	the ability to process products during critical harvest periods; and
•	the timing and effects of ripening and perishability.

We are subject to the risk of product contamination and product liability claims.

The sales of our products may involve the risk of injury to consumers. Such injuries may result from tampering by unauthorized personnel, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, or residues introduced during the growing, packing, storage, handling or transportation phases. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, including internal product safety policies, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our brand image. We do not maintain product liability insurance.

We may not be successful in the implementation of our new technologies and new products, and our new products may be not widely accepted.

Our new technologies such as our drip irrigation system for precision agriculture or the introduction, testing and promotion of new agricultural varieties, must be able to adapt to local conditions.  On the one hand, there exists the failure risk due to not being suitable for the local environment and market conditions; on the other hand, there are risks of loss of competitive advantages due to the rising of producing similar products enterprises and other enterprises that follow to produce the similar products.

We are a holding company whose subsidiaries are given certain degree of independency and our failure to integrate our subsidiaries may adversely affect our financial condition.

According to the specific characteristics of agricultural production in China, we have given our subsidiary companies and their farms a certain degree of independency in decision-making.  On one hand, this independency increases the sense of ownership at all levels, on the other hand it has also increased the difficulty of the integration of operation and management, which has resulted in increased difficulty of management integration.  In the event we are not able to successfully manage our subsidiaries this will result in operating difficulties and have a negative impact on our business.

Our success depends on the same level services of our senior executives, the loss of which could disrupt our operations.

Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team. We may not be able to retain our existing senior management personnel or attract additional qualified senior management personnel. We have some employment agreements with our senior executives and loss of services or our senior executive could disrupt our operations.

Our acquisition and expansion strategy may not be successful.

Our growth strategy is based in part on growth through acquisitions or expansion, which poses a number of risks. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions and relationships with third parties.   From time to time, we may engage in discussions regarding potential acquisitions or joint ventures. We may not be successful in identifying appropriate acquisition candidates, consummating acquisitions on satisfactory terms or integrating any newly acquired or expanded business with our current operations. We may issue common stock, incur long-term or short-term indebtedness, spend cash or use a combination of these for all or part of the consideration paid in future acquisitions or to expand our operations. The execution of our acquisition and expansion strategy may entail repositioning or similar actions that in turn require us to record impairments, restructuring and other charges. Any such charges would reduce our earnings.  An unsuccessful material strategic transaction or relationship could result in operating difficulties and may have a negative financial impact on our business.

ITEM 1A — RISK FACTORS - continued

RISKS RELATED TO OUR BUSINESS - continued

We cannot assure you that our acquisition growth strategy will be successful, resulting in our failure to meet growth and revenue expectations.

In addition to our internal growth strategy, we have also explored the possibility of growing through strategic acquisitions.  We intend to pursue opportunities to acquire businesses in the People’s Republic of China that are complementary or related in product lines and business structure to us.  We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us.  If we do identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of an acquisition, or, if the acquisition occurs, integrate the acquired business into our existing business.  Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership.  Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures.

We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates.  In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings.  At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.  In addition to the above, acquisitions in the People’s Republic of China, including state owned businesses, will be required to comply with the laws of the People’s Republic of China, to the extent applicable. There can be no assurance that any given proposed acquisition will be able to comply with People’s Republic of China requirements, rules and/or regulations, or that we will successfully obtain governmental approvals that are necessary to consummate such acquisitions, to the extent required.  If our acquisition strategy is unsuccessful, we will not grow our operations and revenues at the rate that we anticipate.

We may have difficulty managing our growth.

We have been experiencing significant growth in the scope of our operations and the number of our employees.  This growth has placed significant demands on our management as well as our financial and operational resources.  It has and will require that we continue to develop and improve our operational, financial and other internal controls. The main challenge associated with our growth has been, and we believe will continue to be, our ability to recruit and integrate skilled sales, manufacturing and management personnel.  Our inability to scale our business appropriately or otherwise adapt to growth would cause our business, financial condition and results of operations to suffer.

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

ITEM 1A — RISK FACTORS - continued

Risks Related To Assets and Operations in the People’s Republic of China.

Substantially all of our assets and our operations are located outside of the United States, a significant number of sales  are generated outside of the United States subjecting us to risks associated with doing business in the People’s Republic Of China

Our operations in China subject us to the laws and regulations of the People’s Republic of China. In addition, we are subject to risks inherent in international business activities, including:

•	changes in overseas economic conditions,

•	fluctuations in currency exchange rates,

•	potentially weaker intellectual property protections,

•	changing and conflicting local laws and other regulatory requirements,

•	trade agreements,

•	political and economic instability,

•	war, acts of terrorism or other hostilities,

•	potentially adverse tax consequences, or

•	difficulties in staffing and managing foreign operations.

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

Any material change in policy by the Chinese government could adversely affect investments in our business operations.

As a developing nation, China's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, legal recourse, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the PRC government will emphasize greater utilization of market forces. For example, on March 14, 2004, an amendment to the PRC Constitution was ratified to protect private property, although private business will officially remain subordinate to state-owned companies, which are the mainstay of the PRC economy.

ITEM 1A — RISK FACTORS - continued

Risks Related To Assets and Operations in the People’s Republic of China. - continued

Although the PRC government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, we are unable to assure that:

•	We will be able to capitalize on economic reforms;
•	The PRC government will continue its pursuit of economic reform policies;
•	The economic policies, even if pursued, will be successful;
•	Economic policies will not be significantly altered from time to time; and
•	Business operations in China will not become subject to the risk of nationalization.
•
Since 1979, the PRC government has reformed its economic systems.
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

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the PRC government recently has taken measures to curb this excessively expansive economy. These measures have included revaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, and limited recentralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the PRC economy. The PRC government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects of our markets.

Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our PRC operations. Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of supplies, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the government's ability to continue with its reform. Accordingly, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the PRC government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future. However, we cannot assure you that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed.

Uncertainties with respect to the People of Republic of China legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the People’s Republic of China. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new People’s Republic of China laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the People’s Republic of China legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

ITEM 1A — RISK FACTORS - continued

Risks Related To Assets and Operations in the People’s Republic of China. - continued

As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

Chinese legal and judicial system may negatively impact foreign investors.

In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still under development, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of PRC laws may shift to reflect domestic political changes. The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in PRC enterprises. We cannot assure that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

Restrictions under People’s Republic of China law on our People’s Republic of China subsidiaries ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our People’s Republic of China subsidiaries. However, People’s Republic of China regulations restrict the ability of our People’s Republic of China subsidiaries to make dividends and other payments to their offshore parent company. People’s Republic of China legal restrictions permit payments of dividend by our People’s Republic of China subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with People’s Republic of China accounting standards and regulations. People’s Republic of China laws and regulations allow each of our subsidiaries to allocate at least 10% of our annual after-tax profits determined in accordance with People’s Republic of China GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Payment to the statutory general reserve fund is at our discretion.  Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.

Any limitations on the ability of our People’s Republic of China subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Our results of operations may be adversely impacted by currency fluctuations.

Substantially all of our operations are in China.  A significant portion of our revenue is in currencies other than United States dollars, primarily in Remebi (RMB). Because our financial statements are reported in United States dollars, fluctuations in RMB against the United States dollar may cause us to recognize foreign currency translation gains and losses, which may be material to our operations and impact our reported financial condition and results of operations.

Risks Relating to our Common Stock

There is a limited public trading market for our common stock.

Our Common Stock presently trades on the Pink OTC Markets, Inc. (“Pink Sheets”) under the symbol “YHGG.” We cannot assure you, however, that such market will continue or that you will be able to liquidate your shares acquired in this offering at the price you paid or otherwise.  We also cannot assure you that any other market will be established in the future.  The price of our common stock may be highly volatile and your liquidity may be adversely affected in the future.

ITEM 1A — RISK FACTORS - continued

Risks Relating to our Common Stock - continued

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

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

We are controlled by our principal shareholders.

As of December 31, 2009, approximately 78% of our shares of outstanding common stock were held by Gansu Yasheng.  We expect our principal shareholder to continue to use its interest in our Common stock to direct our management, to significantly influence the election of our entire board of directors, to determine the method and timing of the payment of dividends also limited by debt covenants, to determine substantially all other matters requiring shareholder approval and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the common stock at a premium over their market price and may otherwise adversely affect the market price of the common stock.  In addition, Gansu Yasheng may effect certain corporate transactions such as a merger without seeking the other shareholders approval.

Our stock may be governed by the “penny stock rules,” which impose additional requirements on broker-dealers who make transactions in our stock.

SEC rules require a broker-dealer to provide certain information to purchasers of securities traded at less than $5.00, which are not traded on a national securities exchange.  Since our common stock is not currently traded on an exchange, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934 (the “Penny Stock Rules”).  The Penny Stock Rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also give bid and offer quotations and broker and salesperson compensation information to the prospective investor orally or in writing before or with the confirmation of the transaction.  In addition, the Penny Stock Rules require a broker-dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before a transaction in a penny stock.  These requirements may severely limit the liquidity of securities in the secondary market because few broker-dealers may be likely to undertake these compliance activities.  Therefore, the disclosure requirements under the Penny Stock Rules may have the effect of reducing trading activity in our common stock, which may make it more difficult for investors to sell their shares

We have not and do not anticipate paying any dividends on our common stock; because of this the valuation of our securities could be adversely affected in the market.

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

ITEM 1A — RISK FACTORS - continued

Risks Relating to our Common Stock - continued

As a U.S. public company we are our subject to the U.S. securities laws, including Sarbanes-Oxley Act of 2002,  and we have and may continue to incur significant costs and utilize our resources to comply with such laws.

As a U.S. public company we have incurred a substantial amount of accounting, legal, and additional expenses to comply with the reporting requirements under the U.S. securities laws. Our management and the former owners of the businesses we acquired were generally unfamiliar with the requirements of the United States securities laws.  A failure to adequately respond to applicable securities laws could lead to investigations by the SEC and other regulatory authorities that could be costly divert management's attention and disrupt our business.   Our current management and other personnel are devoting additional time to these new compliance requirements. These regulations have increased our legal and financial compliance costs and have made administrative cost more expensive. We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to meet these compliance requirements.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if our accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

We may issue shares of our capital stock or debt securities to complete a transaction, which would reduce the equity interest of our stockholders or subject our company to risks upon default.

We may issue our securities to acquire companies or assets.  If we issue additional shares of our common stock, the equity interest of our existing stockholders may be reduced significantly, and the market price of our common stock may decrease.  If we issue debt securities as part of a transaction and we are unable to generate sufficient operating revenues to pay the principal amount and accrued interest on that debt, we may be forced to sell all or a significant portion of our assets to satisfy our debt service obligations, unless we are able to refinance or negotiate an extension of our payment obligation.  Even if we are able to meet our debt service obligations as they become due, the holders of that debt may accelerate payment if we fail to comply with, and/or are unable to obtain waivers of, covenants that require us to maintain certain financial ratios or reserves or satisfy certain other financial restrictions.  In addition, financial and other covenants in the agreements we may enter into to secure debt financing may restrict our ability to obtain additional financing and our flexibility in operating our business.

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 — PROPERTIES

The following is a description of our significant properties.

United States

Our principal executive office in California is located at 850 Veterans Blvd., #228, Redwood City, California  94063. We lease an office space of 3,000 square feet on an annual basis at a cost of $6,500 per month.

People’s Republic of China

There is no private ownership of land in China. All land ownership is held by the government of the People’s Republic of China, its agencies and collectives. Land use rights can be obtained from the government for a period up to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the Chinese State Land Administration Bureau upon payment of the required land transfer fee.

ITEM 2 — PROPERTIES - continued

We also own 2,600 square meters of office building in No. 609, East Binghe Road, Lanzhou City, Gansu Province, 3,670 square meters of commercial building in Jiuquan City, Gansu Province.

Our seven operating subsidiaries have over 250,000 acres of land, with land use rights for 70 years. 50,000 acres are being used for cultivation of crops and has been in use for 36 years. The land use rights are renewable at the end of the each period. This land is spread out from one end of Gansu Province to the other within the seven companies.

Gansu Tiaoshan Group Co., Ltd., a wholly owned subsidiary, owns 1,342 square meters of office building in Yitiaoshan Town, Jingtai County, Gansu Province, 87,342 square meters of area for production and processing, such as distillery, woolen jumper factory, cement factory, preserved fruit factory, honey factory, chicken farm, orchard, plantation and ranch, and cultivates 60,000 acres of land.

Gansu Xiaheqing Industrial Group Co., Ltd., a wholly owned subsidiary, owns 3,670 square meters of large department store in Jiuquan City, Gansu Province, malt processing factory and hops processing factory, and cultivates 50,000 acres of land.

ITEM 3 — LEGAL PROCEEDINGS

During the normal course of business, we or our subsidiaries may be engaged in legal proceedings.  The Company does not believe that such legal proceedings, if any, will have a material adverse affect financially or on its operations.

ITEM 4 — REMOVED AND RESERVED

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the Pink OTC Markets Inc. (the “Pink Sheets”) under the symbol “YHGG”.  The following table shows the range of the high and low bid for our common stock as reported by the Pink Sheets for each quarterly period within the two most recent fiscal years is set forth below:

	Bid Prices
	High	Low
2009
Quarter ended December 31, 2009	$0.85	$0.65
Quarter ended September 30, 2009	$0.90	$0.50
Quarter ended June 30, 2009	$1.03	$0.32
Quarter ended March 31, 2009	$0.52	$0.10

2008
Quarter ended December 31, 2008	$0.49	$0.05
Quarter ended September 30, 2008	$0.36	$0.33
Quarter ended June 30, 2008	$0.85	$0.70
Quarter ended March 31, 2008	$1.30	$0.90

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Stockholders

As of Dec. 31, 2009, the number of stockholders of record was approximately 300, not including beneficial owners whose shares are held by banks, brokers and other nominees.

Dividends

We have not paid any dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors has approved a 2006 Equity Incentive Plan (the “Equity Incentive Plan”).  The purpose of the Equity Inventive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financials success.  Since the Equity Incentive Plan was never formally adopted by the shareholders, the Equity Incentive Plan expired on its terms. No awards were ever issued under the Equity Incentive Plan.

Recent Sales of Unregistered Securities

On  August 5, 2009, we entered into a convertible note purchase agreement (“Purchase Agreement”)  with  a New Jersey limited liability company (“Lender”) pursuant to which we sold and issued a 10% Convertible Promissory Note for a principal amount of $250,000 (the “Note”).  The Note is due 24 months from the issuance date unless otherwise converted into shares of common stock of the Company (“Conversion Shares”).   As security interest for the Note, Ms. Wu, our president and director, entered into a Stock Pledge Agreement pledging five hundred thousand (500,000) shares of her common stock of the Company for the benefit of Lender (the “Pledged Shares”).

The securities offered, sold, issued and secured in connection with the Purchase Agreement, were made by us in reliance upon the exemptions from registration provided under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws,  and comparable exemptions for sales to “accredited” investors under state securities laws.  None of these transactions involved any underwriters or any public offering.  The recipients of the securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6 — SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

Yasheng Group (YHGG) is a holding company that operates seven subsidiaries comprised of twenty operating entities making up a group of leading producers of premium specialty agriculture products in China.

We specialize in developing, processing, marketing, and distributing a variety of food products processed primarily from premium specialty agriculture products grown in Northwest China from six primary agricultural types: Field Crops, Vegetables, Fruits, Special Crops, Seeds and Poultry. We have been producing our premium specialty Agriculture products for over 20 years and with some of our entities for over 40 years, to become the largest most well established Agriculture Company in Northwest China.

Our best selling products are derived from years of agriculture experience and over the years these products have become widely distributed to high end markets all over China, including Hong Kong, with growing demand internationally. We have established a significant presence in supplying the demand for food products in China with long term contracts and cooperative relationships through our high quality standards. We also have established strategic distribution and processing partners as well as our own distribution and processing capabilities.

Our product offerings are comprised of over 30 agriculture products within six primary product types. Some of our major products include Field Crops: cotton, corns, barley, wheat, flax, alfalfa; Vegetables: onions, potatoes, beet, and peas; Fruit: apples, pears, apricots: Specialty Crops: hops, wolfberries, cumin, liquorices; Seeds: black melon seeds, sunflower seeds, corn seeds, flax seeds; Poultry: eggs. We also produce many additional fresh fruits and vegetables which we supply to local and provincial markets. We generated approximately 10.9% of our revenues from field crop based products, 16.0% from vegetable based products, 50.4% from fruits, 13.5% from specialty crops, 8.3% from seeds, and 0.9% from poultry products and other production during both of the years ended December 31, 2009 and 2008.

The following discussion of our operating performance is based upon the 2009 and 2008 financial statements and the agriculture industry within the PRC.

Growth of China's agriculture industry. China is currently the world’s largest agricultural economy and a leading importer and exporter of agricultural products. China’s agricultural sector continues to change as it responds to the rising and increasingly sophisticated demands of domestic and foreign consumers, adapts small-scale farm structure to global food markets, and competes with other sectors for labor, investment capital, and scarce land and water resources. We believe agriculture product consumption in China will continue to grow due to increased affordability of agriculture processed products in concert with China’s economic growth and increased health and wellness consciousness. We expect these factors to continue to drive industry growth, especially in our primary markets. Such growth will not only increase the overall market size for processed products, but will also greatly benefit companies such as ours that are well positioned to sell into these markets.

PRC Government Policy Promoting the Development of the Agriculture Industry. In the PRC central government’s eleventh five-year guideline, the central government emphasized its determination to solve the problems of farmers, boost modern agriculture and increase rural affluence. After the onset of the economic crisis in late 2008, the PRC Ministry of Agriculture, or MOA, also stated its objective to promote agriculture commercialization. We believe that our business model is structured within the framework of these MOA initiatives and that government policies will continue to have a positive impact on the sale of our products.

High-tech Agriculture. We own the land use rights to over 100,000 acres of farmland that are cultivated using the latest scientific technologies to produce a wide variety of agricultural products. Our farms produce beer barley, 2,500 acres of hops, 5,300 acres of fruit orchards producing 50 million kg of apple pears, apples of several varieties, grapes, apricots, and dates, 6,000 tons of potatoes, 2,500 acres of vegetables including tomatoes, carrots, peppers, cabbages, and onions, and melon seeds. The Company also operates 63 acres of automated, climate controlled greenhouses and a 2,500-acre medical herb facility that produces licorice, ephedrine and other herbs while also conducting research on Chinese medicine.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overview- continued

In addition we have invested in several new hi-tech industrial projects including the introduction of the most advanced and expansive drip-irrigation system, through a joint venture with Netafim a global manufactures advanced drip irrigation systems and GanSu Yasheng Industrial Group. The facility has an annual capacity of 120 million meters, all of which is carried out according to Netafim technical standards. The facility offers irrigation systems and related technology that aid in the optimization of water and fertility of crops, which increases yields while lowering production costs

Apart from farming, we operate processing plants that produce 30,000 metric tons of super grade malt and 2,000 tons of granulated hops which are sold under long-term supply contracts with Qingdao Beer, Yanjing Beer and Zhujiang Beer.

Product Offering and Pricing. Agriculture products have been and are expected to remain our primary product base. We are a national strategic commodity supplier for China and continue to expand into high end markets with quality agriculture products. Our product pricing remains competitive principally because of our vast amount of resources, available low cost labor, high tech agriculture practices, and long standing relationships with our customers. In the future we plan to continue to focus on higher margin deep processed products and have begun implementing a strategic plan to expand our product line with by-products from our core cultivated agro raw materials such as hops extract, flavorings, deep potato processing, organic fertilizers, animal feeds, eco-friendly pesticides, and bio energy. The gross margins for our agriculture products for the years ended December 31, 2009 and 2008 were approximately 11.4% and 11.0%, respectively.

Fluctuations in Raw Material Supply and Prices. The per unit cost of producing our products is subject to the supply and price volatility of raw materials, especially agriculture products which are affected by factors such as weather, growing condition and pest that are beyond our control. Historically, we have been able to meet our agriculture supply needs by building our processing facilities in close proximity to orchards and by collaborating with local government and establishing an effective group of suppliers. Increases in the price of inputs would negatively impact our gross margins if we are not able to offset such price increases through increases in our selling prices or changes in product mix.

Seasonality and the growing season. As with an agricultural operation we experience seasonality in our business. The harvest season for our agriculture products are generally from mid July to mid November every year, exclusive of a smaller amount of product grown during the winter in greenhouses.

Reduction in income taxes. We are exempted from income taxes for our agricultural products.

Expansion of our production capacity. Expansion of our capacity is needed to satisfy increased demand for our products. In order to increase production in a meaningful way capital investment will be needed to build additional capacity to satisfy the projected demand of our products.

Cement manufacturing business segment. Included in our consolidated financial statements are results from the Company’s cement manufacturing business operations. For the years ended December 31, 2009 and 2008, this business contributed revenues totaling $4.83 and $4.78 million respectively which represents less than 1% of total consolidated sales for either year. The business volumes of this segment have been and are expected to continue to remain relatively constant and are not significant to warrant separate segment reporting.

Effects of inflation. Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in agriculture products and continually maintain effective cost control in operations.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
	Dollars	% of Sales	Dollars	% of Sales
	(000's)		(000's)

Net Sales	$739,630	100.0%	$736,213	100.0%
Costs of Goods Sold	655,376	88.6	655,007	89.0
Gross profit	84,254	11.4	81,206	11.0
Sales and marketing expenses	1,299	0.2	1,298	0.2
General and administrative expenses	3,092	0.4	3,087	0.4
Interest expense	2,466	0.3	2,487	0.3
Other income	1,667	0.2	1,662	0.2
Net income	$79,064	10.7	$75,996	10.3

The functional currency of our operations is the Chinese RMB which are being reported in US Dollars for financial statement reporting purposes. The results of operations reported in the table above are based on an average exchange rate of 6.88 RMB to $1 US for the year ended December 31, 2009 and an average exchange rate of 7.47 RMB to $1 US for the year ended December 31, 2008.

Net Sales. We generate sales from our farm and side line products. Net sales for the year ended December 31, 2009 increased $3.4 million, or 0.5% to $739.6 million as compared to $736.2 million for the year ended December 31, 2008. The increase in net sales was attributable to higher yields and a better mix in products sales coupled with better pricing on certain crops, namely corn and soybean. During the year we saw improved yields with our fruit tree production with sales up $1.5 million and higher sales as a result of better pricing with Field Crops (such as Soybean) and Vegetables (such as Corn) which increased $297,000 and $670,000, respectively.

Cost of Goods Sold. Our cost of goods sold consists primarily of the costs of our raw materials, labor, overhead and sales tax. Cost of sales for the year ended December 31, 2009 increased by a marginal $370,000, or 0.1%, to $655.4 million from $655.0 million for the year ended December 31, 2008. Costs were held in check due to continued good cost control exercised throughout production.

Gross Profit and Gross Margin. Our gross profit for the year ended December 31, 2009 increased $3.1 million, or 3.8% to $84.3 million from $81.2 million for the year ended December 31, 2008. The improved margins was a result of better yields with fruit tree production and better product mix and pricing, namely with corn and soybean.

Sales and Marketing Expenses. Our sales and marketing expenses for the year ended December 31, 2009 remained level at $1.3 million as compared to the prior year ended December 31, 2008 due principally to management’s continued heightened focus on controlling costs.

General and Administrative Expenses.  Our general and administrative expenses for the year ended December 31, 2009 remained level at $1.3 million as compared to the prior year ended December 31, due principally to management’s continued heightened focus on controlling costs.

Interest Expenses and Other Income. Our interest expense and other income remained constant at $2.5 million and $1.7 million, respectively for the year ended December 31, 2009 as compared to the prior year ended December 31, 2008.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

The following table provides information about our net cash flows for the financial statement periods presented in this report (amounts in thousands of U.S. Dollars).

	Year Ended December 31,
	2009	2008

Net cash provided by operating activities	$39,648	$69,942
Net cash used in investing activities	(17,561)	(141,950)
Net cash used in financing activities	(21,998)	(30,573)
Cash and cash equivalents at beginning of the period	7,880	22,475
Cash and cash equivalents at end of period	8,010	7,880

Net cash provided by operating activities was $39.6 million for calendar year 2009 as compared to $69.9 million for calendar year 2008. Net cash provided by operating activities was lower during the current year in relation to the prior year principally because of increases in inventory levels and reductions in the amount of trade payables outstanding. Net cash used in investing activities was 17.6 million for calendar year 2009 as compared to $141.9 million in calendar year 2008. The decrease was attributed to lower capital expenditures. Net cash used in financing activities was $22.0 million for calendar year 2009 compared with $30.6 million for calendar year 2008. The decrease was attributed to less the debt repayment during the current year as compared to the previous year.

We believe that our cash on hand and cash flows from operations, together with the net proceeds from the private offering referenced above and anticipated additional cash resources, will meet our expected capital expenditure and working capital for the next 12 months. In addition, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

            As of December 31, 2009 and for the three years then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements. The additional discussion below addresses our more significant judgments.

Impairment of long-lived assets. Long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by our management to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value.

All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specific period of time. Thus, all of our land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss.

Property, plant and equipment, net. Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings – 20 years; leasehold improvement – 10 years; machinery - 10 years; furniture, fixtures and office equipment – 5 years; motor vehicle – 5 years. During the idle period of the plant, depreciation is treated as current-period charges, which is charged directly to general and administrative expense.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

New Accounting Standards

See Note 1 to the Consolidated Financial Statements for information regarding other new accounting standards that could affect us.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements that constitute Item 8 are included at the end of this report beginning on Page F-1.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, Mr. Zhou Chang Sheng, and Principal Accounting Officer,  Mr. Hai Yun Zhuang, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On September 6, 2006, the Company filed a Form 15 suspending its reporting obligation under the Exchange Act. In early 2010 we began to file with the SEC our past due periodic reports. Based on our evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting.

History

In 2004 GanSu Yasheng Salt Industrial Group established Yasheng Group, a California Corporation to prepare for a listing on a U.S. public exchange, access international markets, and implement the company’s expansion plans.

On July 16, 2004, the Company entered into an agreement to acquire Nicholas Investment Company, and subsequently assumed its reporting requirements under the Exchange Act.

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

ITEM 9A (T). CONTROLS AND PROCEDURES - continues

Internal Control over Financial Reporting

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

As noted above, we did not believe that our disclosure controls and procedures were effective as of December 31, 2009, because we did not timely file our periodic reports for the calendar years 2004 through 2009. Because of the forgoing, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009.

As a Smaller Reporting Company, the Company is exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 which requires the independent auditor of a public company to issue an attestation report on the Company’s internal control over financial reporting and management’s assessment of those controls under Section 404(a).

Remediation

Management is committed to remediation and has instituted a comprehensive remediation plan. The plan includes, but is not to be limited to, hiring finance management resources and personnel with knowledge and experience in U.S. GAAP, and where necessary, the plan will utilize the services of external consulting professionals in the area of accounting advisory services. In this regard, subsequent to December 31, 2009, in 2010, we contracted more financial professionals who are experienced with U.S. GAAP and SEC reporting. The Company has also hired more bilingual CPAs with U.S. GAAP experience in 2010. They are based at our financial headquarters in China working with our U.S. based financial team. Further, management intends to allocate more resources to insure that reports are filed on a timely basis in the future. Our Company continues to actively interview and search for financial staff in both U.S .and China for our Financial Compliance department.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurances that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

Since the first quarter of our 2010 fiscal year, we have begun the implementation of some of the remedial measures described above; including hiring more U.S. based financial professionals in 2010, also in China, as well as additional supporting staff during 2009. We are engaging consultants, training our staff, implementing more rigorous policies and procedures relating to period-end financial reporting, journal-entry approval, supporting documentation, and account reconciliations which affects our internal controls.  We expect to continue to implement additional financial and management controls, reporting systems and procedures.

ITEM 9B. — OTHER INFORMATION

None

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions with us held by each person and the date such person became our director or executive officer.  There was no arrangement or understanding between any executive officer or director and any other person pursuant to which any person was elected as an executive officer or director.  There are no family relationships between any of our directors, executive officers, director nominees or significant employees.

None of our directors or executive officers was involved in a legal proceeding during the past ten years which are material to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the Company and required to be disclosed under Item 401(f) of Regulation S-K.  Except as otherwise disclosed in the section “Biographies” below, none of our current directors have held any directorship in any public company or any investment company under the Investment Company Act of 1940 (naming such company) during the past five years.

Name	Age	Position Held	Date Appointed/Elected

Zhou Chang Sheng	69	Chairman and Chief Executive Officer	1998
Wu Mei Ping	40	President/Director	2003
Wang Deng Fu	54	Director	1998
Zhuang Hai Yun	40	Director and Chief Financial Officer	2004
Wang Xitian	55	Director	2007
He Shurong	54	Director	2007
Wei Lefu	62	Director	2007
Yang Shengniu	51	Director	2008

Biographies

Zhou Chang Sheng.  Founder and Chairman of the YaSheng Group, Mr. Zhou has a PhD. in Business Administration and master's degree in economics and is a former senior economist. Mr. Zhou is the President of Gansu YaSheng Salt Industry (Group) Co., Ltd.  Mr. Zhou is a former military officer with the Chinese Air Force and is a licensed pilot of most types of fixed wing aircraft. Mr. Zhou is a current council member of the International hops association and holds many other positions in industrial and agricultural trade associations.  Mr. Zhou also serves as a director of Gansu Yasheng.

Wu Mei Ping. Ms. Wu is President of YaSheng Group.  She is also holds an honorary PhD in Architecture and a master of Business Administration. Ms. Wu practiced architecture for many years and designed dozens of significant buildings throughout Northwestern China. Ms. Wu is an accomplished and published artist. Ms. Wu had been consulting for YaSheng Group for four years and has been an active business leader in the bay area of California for eight years. Prior to joining YaSheng, Ms. Wu was the founder and majority owner of WR International a privately held consulting firm in Redwood City. Ms. Ping also serves as a director of Gansu Yasheng.

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Directors, Executive Officers and Significant Employees - continued

Wang Deng Fu. Mr. Wang is currently a director and holds a Masters in Business Administration.  Mr. Wang is President of Gansu Jinsheng Industrial, a position he has held since 1998. Ms Wu also serves as a director of Gansu Yasheng.

Zhuang Hai Yun. Mr. Zhuang is currently a director and holds an accounting undergraduate degree.  From 1998 to 2005, he was chief accountant and Financial Controller of Gansu Yasheng Salt Industry Group Co., Ltd.  Since 2004, he has been a director and Chief Financial Officer of YaSheng Group.  Mr. Zhung also serves as a director of Gansu Yasheng

Wang Xitian.  Mr. Wang is currently a director and has a bachelor's degree in Business Administration.  Since 1998, he has been a director of Zhangye Farm of Gansu Agricultural Reclamation.

Wei Lefu.  Mr. Wei is currently a director and holds a Bachelor of Accounting degree.  From 1995 to 2001, he was deputy general manager of Gansu Agricultural Reclamation shopping center and Chief Financial Officer.   From 2002 to 2008, he was chief of office of Gansu Yasheng Salt Industry Group Co., Ltd.  From 2008, he was chairman of Gansu Hengxin trademark Affairs Co., Ltd.

He Shurong.   Ms. He is currently a director and holds a Bachelor of Economics and Management degree and is a senior accountant.   From 2000 to 2008, she was deputy general manager of Gansu Agricultural Reclamation Industry Company.   Since 2008, she has been Deputy General Manager of Gansu Yasheng Salt Industry Group Co., Ltd.

Yang Shengniu.  Mr. Yang is currently a director and has a Bachelor degree. Mr.Yang served as Office Chief of Gansu Reclamation Industrial Co. Ltd. from May 1995 to May 2008. He has been a Director and subsequently Chairman of Gansu Yasheng Salt Industry Co., Ltd. since June 2008. Mr. Yang has been a Director of the Company and Chairman of Compensation Committee since March 2008.

Code of Ethics

The Board of Directors has a written Code of Ethics which applies to our Chief Executive Officer and Chief Financial Officer, or principal financial and accounting officer.  The Board of Directors will adopt a new Code of Ethics in 2010.  Once a Code of Ethics is adopted, a copy of our Code of Ethics will be available to any shareholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company’s corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Chairwoman of our Audit Committee, He Shurong, has been a director of our company since March 2007.

Governance Committee and Nominations to the Board of Directors

Our Board of Directors has not yet established a separate Corporate Governance or Nominating Committee.  The functions of the Nominating Committee are currently handled by the Board of Directors.  The Board of Directors will consider forming a Nominating Committee in the future.

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation

Our Board of Directors has not yet established a compensation committee but intends to do so in the future.  Currently, the Board of Directors is responsible for reviewing and approving executive compensation policies and practices, reviews, salaries and bonuses for our officers, administers our benefit plans, and considers other matters as may, from time to time, be referred to.

All of our executive officers and directors who are also our employees receive the employee benefits disclosed under “Employees” under Item 1-Business.

ITEM 11 — EXECUTIVE COMPENSATION - continued

Summary Compensation - continued

The following table sets forth information regarding all forms of compensation earned by the named executive officers during the fiscal years ended December 31, 2009 and December 31, 2008, respectively.

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	All Other Compensation		Total

Zhou Changsheng, CEO	2009	$30,000		$-0-	$-0-	$-0-	$18,000	(2)	$48,000
	2008	$30,000		$-0-	$-0-	$-0-	$18,000	(2)	$48,000
Wu Meiping, President	2009	$120,000	(1)	$-0-	$-0-	$-0-	$-0-		$120,000
	2008	$120,000	(1)	$-0-	$-0-	$-0-	$-0-		$120,000
Zhuang Haiyun, CFO	2009	$10,000		$5,000	$-0-	$-0-	$-0-		$15,000
	2008	$10,000		$8,000	$-0-	$-0-	$-0-		$18,000
(1)Ms. Wu  was entitled to $120,000 per annum but only received  $30,000 during 2009 and 2008.
(2) Mr. Zhou receives certain housing, travel and auto allowances in the aggregate amount of approximately $18,000 per year.

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers held any unexercised stock options at December 31, 2009.  As of December 31, 2009, there were no outstanding stock awards.

Director Compensation Table

Our directors do not receive cash compensation for their services.  Our directors received no compensation during the year ended December 31, 2009 for serving as directors.

Employment Agreements

We have employment agreements with our officers or employees who also serve as directors.  Messrs. X. Wang, D. Wang, Wei and Yang and Ms. He each received approximately $10,000 per year paid by Gansu Yasheng for serving as our employees or employees of our subsidiaries.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of Dec. 31, 2009, on which date there were 155,097,355 shares of common stock issued and outstanding. The information in this table provides the ownership information for:

a.	each person known by us to be the beneficial owner of more than 5% of our common stock;

b.	each of our directors;

c.	each of our executive officers; and

d.	our executive officers, directors and director nominees as a group.

Beneficial ownership is determined according to the rules of the Securities and Exchange Commission.  Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person has the right to acquire within 60 days after the measurement date, such as pursuant to options, warrants or convertible notes.  Except as otherwise indicated, we believe that each of the beneficial owners of our common stock listed below, based on information each of them has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property or similar laws may apply.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Shares Underlying Convertible Securities (1)	Total	Percent (2)
Directors and Named Executive Officers(3)
Zhou Chang Sheng (2)	121,842,733	0	121,842,733	78.6.	%
Wu Mei Ping (4)	11,100,000	0	11,100,000	7. 2%
Fu Wang Deng	n/a	0	n/a	n/a	%
Hai Yun Zhuang	n/a	0	n/a	n/a	%
Wang Xitian	n/a	0	n/a	n/a	%
Wei Lefu	n/a	0	n/a	n/a	%
He Shurong	n/a	0	n/a	n/a	%
Yang Shengniu	n/a	0	n/a	n/a	%
Directors and executive officers as a group persons	132,942,733	0	132,942,733	85.8%
5% or more Beneficial Owners
Gansu Yasheng Salt Chemical Industrial Group, Ltd (3)	121,842,733	0	121,842,733	78.6%
Gansu Tiaoshan Agriculture Industrial Commerce Group, Ltd (5)	8,000,000	0	8,000,000	5.1%

(1)	Based on 155,097,355 shares of our common stock outstanding as of Dec. 31, 2009.
(2)	Unless otherwise indicated, the business address of each of our directors and executive offices is Yasheng Mansion, 105 Qin’an Road, Lanzhou, Gansu, China.
(3)	Represents 121,842,733 shares owned by Gansu Yasheng Salt Chemical Industrial Group for which Mr. Zhou serves as legal representative and has voting control.
(4)	The address for this beneficial owner is 805 Veterans Blvd., Suite 228, Redwood City, California 94063.
(5)	Represents 8,000,000 shares owned by Gansu Tiaoshan Agriculture Industrial Commerce Group, Ltd which Mr. Luo Sheng Jing serves as legal representative and has voting control.

Change in Control

We are unaware of any contract, or other arrangement or provision of our Articles of Incorporation, the operation of which may at any subsequent date result in a change in control of our Company.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

During the past two years, we have not been involved in any transaction in which we were a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE - continued

Parent

Gansu Yasheng is our parent of the Company and controls us by its ownership of approximately 78% of our voting securities of the Company.  Many of the directors of Gansu Yasheng also serve as our directors.  Messrs. X. Wang, D. Wang, L. Wei and S. Yang and Ms. He each received $10,000 paid by Gansu Yasheng per year for serving as our employees or employees of our subsidiaries.

Director Independence

We are not currently subject to the listing standards of any exchange relating to director independence.  The Board of Directors has not made a determination as to the independence of any of our directors pursuant to the definition of independence under a national securities exchange or an inter-dealer quotation system.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Audit Fees

Audit Fees.  Our auditors for the years ended December 31, 2009 and 2008 were Gansu Hongxin, Certified Public Accountants Co., Ltd., Lanzhou, China.  The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2009 and the review of our quarterly reports for such year amounted to approximately RMB $1,050,000.  The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2008 and the review of our quarterly reports for such year, amounted to approximately RMB $1,000,000.

Audit Related Fees. For the years ended December 31, 2009 and December 31, 2008, we paid $0 and $0, respectively, to Gansu Hongxin for other audit related fees.

Tax Fees.  For the years ended December 31, 2009 and December 31, 2008, we paid $0 and $0, respectively, to Gansu Hongxin for tax fees.

All Other Fees.  For the years ended December 31, 2009 and December 31, 2008, we paid $0 and $0, respectively, to Gansu Hongxin for all other fees.

The above-mentioned fees are set forth as follows in tabular form:

	2009	2008

Audit Fees	RMB $1,050,000	RMB $1,000,000
Audit Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

There have been no non-audit services provided by our independent accountant for the year ended December 31, 2009.

Pre-Approval Policies and Procedures

All audit and non-audit services performed by our auditors must be approved in advance by our Board to ensure that such services to not impair the auditor’s independence from us.  Our Board has approved all audit and non-audit services provided by the independent auditors for the fiscal year ended December 31, 2009.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)
Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statement of Stockholders’ Equity
Consolidated Statement of Cash Flows
Consolidated Statement of  Comprehensive Loss
Notes to Consolidated Financial Statements
F-1 F-2 F-3 F-4 F-5 F-6 F-7

(a)(2)	Schedules. All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or the notes thereto.

(a)(3)	Exhibits.

The information required by this Item is set forth in the section of this Annual Report entitled "EXHIBIT INDEX" and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YASHENG GROUP

Dated: July 30, 2010	By:	/s/ Zhou Chang Sheng
Zhou Chang Sheng
Chief Executive Officer (Principal Executive Officer)

Dated: July 30, 2010	By:	/s/ Zhuang Hai Yun
Zhuang Hai Yun
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 30, 2010	By: /s/ Wang Deng Fu
Wang Deng Fu
Director

Dated: July 30, 2010	By: /s/ Mei Ping Wu
Mei Ping Wu
Director

Dated: July 30, 2010	By: /s/ Wang Xitian
Wang Xitian
Director

Dated: July 30, 2010	By: /s/ He Shurong
He Shurong
Director

Dated: July 30, 2010	By: /s/ Wei Lefu
Wei Lefu
Director

Dated: July 30, 2010	By: /s/ Yang Shengniu
Yang Shengniu
Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Acquisition By and Between Nicolas Investment Company, Inc, and Yasheng Group dated June 13, 2004(1)
3.1	Articles of Incorporation of YaSheng Group(2)
3.2	Bylaws of YaSheng Group(2)
24	Power of Attorney
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
____________

* Filed herewith
(1) Incorporated by reference to Form 8-K filed with the SEC on June 18, 2004
(2) Incorporated by reference to Form 8-K filed with the SEC on July 16, 2004

YASHENG, GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yasheng Group:

We have audited the accompanying consolidated balance sheets of Yasheng Group and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yasheng Group and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China
February 26, 2010

YASHENG GROUP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS

Cash and cash equivalents	$8,010,017	$7,880,338
Accounts receivable, less allowances of $3,740,350 and $3,395,528, respectively	71,216,566	64,616,646
Inventories	75,332,668	70,357,148
Prepaid and other current assets	4,673,279	4,762,327

Total current assets	159,232,530	147,616,459

Equity and other investments	190,402	190,509

Property, plant and equipment, net	393,776,831	403,954,071
Construction in progress	5,446,595	5,823,620
Intangible assets, net	958,065,063	945,931,378
Other long term assets	232,711,379	224,002,445

Total assets	$1,749,422,800	$1,727,518,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$55,031,294	$65,925,273
Short term loans	19,606,983	25,761,947
VAT payable	1,142,638	1,205,555
Current portion of long term debt	9,796,158	25,228,661
Other current liabilities	1,170,455	1,365,609

Total current liabilities	86,747,529	119,487,044

Long term debt	3,220,335	3,579,453
Long term payable	51,643,382	77,168,451

Total liabilities	141,611,245	200,234,948

Stockholders’ equity:
Common stock, No par
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	240,383,631	238,919,350
Retained earnings	1,212,330,569	1,133,266,828

Total stockholders’ equity	1,607,811,555	1,527,283,533

Total liabilities & stockholders' equity	$1,749,422,800	$1,727,518,481

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2008

Net sales	$739,630,043	$736,213,299

Cost of goods sold	655,376,444	655,007,437

Gross profit	84,253,599	81,205,861

Operating expenses:
Sales and marketing	1,298,979	1,298,127
General and administrative	3,091,676	3,087,467
Total operating expenses	4,390,655	4,385,594

Operating income	79,862,944	76,820,267

Interest expense	(2,465,698)	(2,487,221)

Other income	1,666,495	1,662,433

Net income	$79,063,741	$75,995,479

Basic and Diluted Earnings Per Share	$0.51	$0.49
Weighted average number of shares	155,097,355	155,097,355

Net Income	$79,063,741	$75,995,479
Other Comprehensive Income:
Foreign currency translation adjustment	1,464,281	87,986,470
Total Comprehensive Income	$80,528,022	$163,981,194

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

December 31, 2007	$155,097,355	$1,057,271,349	$150,932,880	$1,363,301,583

Net income		75,995,479		75,995,479
Foreign currency translation			87,986,470	87,986,470
December 31, 2008	155,097,355	1,133,266,828	238,919,350	1,527,283,533

Net income		79,063,741		79,063,741
Foreign currency translation			1,464,281	1,464,281
December 31, 2009	$155,097,355	$1,212,330,569	$240,383,631	$1,607,811,555

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Operating activities:
Net income	79,063,741	75,995,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,753,216	8,699,320
Allowance for doubtful accounts	343,452	192,637
Others	(25,597,399)	(5,058,787)
Changes in assets and liabilities:
Accounts receivable	(6,882,808)	(3,803,831)
Inventories	(4,909,575)	9,357,306
Prepaid and other current assets	93,512	(203,685)
Accounts payable	(10,945,564)	(15,302,753)
Tax payables	(64,047)	(1,442)
Accrued expenses and other current liabilities	(206,640)	67,878
Net cash provided by operating activities	39,647,889	69,942,124

Investing activities:
Purchase of assets	(17,560,924)	(141,958,706)
Investments	286	8,903
Net cash used in investing activities	(17,560,638)	(141,949,803)

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Increase (decrease) in debt	(21,997,732)	(30,572,953)
Net cash provided by financing activities	(21,997,732)	(30,572,953)

Effect of exchange rate change on cash and cash equivalents	40,160	87,986,470

Net increase (decrease) in cash and cash equivalents	129,679	(14,594,161)

Cash and cash equivalents at beginning of period	7,880,338	22,474,500
Cash and cash equivalents at end of period	8,010,017	7,880,338

Supplemental disclosures:
Cash paid for interest	3,808,767	3,805,201
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

These consolidated financial statements have been prepared to reflect the Company’s financial position and results of operations in accordance with accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to current period presentation.

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

(e)	Fair value of financial instruments

The carrying amounts of accounts receivable, accounts payable, other liabilities, and short-term borrowings approximate their fair value due to the short-term maturity of these instruments. Long-term debt approximates fair value as its interest rates approximates market interest rates.

(f)	Cash and cash equivalents

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

(g)	Accounts receivable

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

Yasheng Group
Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies - continued

(h)	Inventories

Inventories are recorded using the weighted average method and are valued at the lower of cost or market.

(i)	Investments

Investments consist primarily of less than 20% equity positions in non-marketable securities and are recorded at lower of cost or market.

(j)	Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated on a straight-line basis over the life of the asset or the term of the lease, whichever is shorter. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to Property, plant and equipment used in production is reported in cost of sales. Property, plant and equipment estimated useful lives as follows:

Transportation	3 years
Machinery and equipment	7 years
Farming facilities	10 years
Buildings and improvements	20 - 40 years

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments of assets were recorded for the periods presented.

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

(m)	Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

(n)	Cost of goods sold

Direct and indirect productions costs are recorded in Cost of goods sold including shipping and handling for products sold such as outward freight, purchasing, and receiving.

Yasheng Group
Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies - continued

(o)	Advertising expense

The Company records advertising expenses in the period incurred. Advertising amounted to $546,114 and $517,207 for years 2009 and 2008, respectively.

(p)	Income taxes

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

(q)	Value Added Tax (VAT)

The Value Added Tax is a consumption tax levied on value added. While the standard VAT rate in PRC is 17%, the Company's agricultural subsidiaries enjoy a reduced VAT rate of 4%.

(r)	Foreign currency translation

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the (RMB). The financial statements are translated into US dollars from RMB at year-end exchange rates for monetary assets and liabilities, and an average of the year for revenues and expenses. Capital accounts and nonmonetary assets are translated at their historical exchange rates when the transactions occurred.

Gains and losses resulting from foreign currency transactions are recorded to operating results in the period incurred. Cumulative foreign currency translation adjustments are recorded in the consolidated financial statements within accumulated other comprehensive income. RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

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

(t)	Earnings per share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the year. The Company has no potentially dilutive shares for the periods shown.

(u)	Economic, political and credit risks

  The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company's business.

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of December 31, 2009, substantially all of the Company’s cash and cash equivalents were deposited in several financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations performed by the Company as well as ongoing monitoring processes on outstanding balances.

Yasheng Group
Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies - continued

(v)	RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative accounting principles in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards, with limited exceptions to allow recently issued standards to be incorporated into the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. After the September 15, 2009 effective date of the Codification, all new FASB standards will be in the form of Accounting Standards Updates (“ASU”), which will update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification was not intended to change U.S. GAAP and did not affect the company’s accounting methods, but it did change the way the accounting standards are organized and presented, particularly in descriptions of significant accounting policies.

New accounting standards that could significantly affect the company’s Consolidated Financial Statements are summarized as follows and are not anticipated to have a material effect on the Company’s results of operations.

Date Issued	Description	Effective Date for the Company	Impact
January 2010
Clarified accounting requirements for the deconsolidation of a subsidiary or a group of assets and expanded the related disclosure. Deconsolidation occurs when the parent ceases to have a controlling interest and any resulting gain or loss is calculated as the fair value of the consideration received plus the fair value of any retained interest less the carrying value.
		Retrospectively, beginning January 1, 2010.	None.
January 2010	Expanded disclosures for fair value measurements	Prospectively, beginning January 1, 2010.	Will expand disclosure.
January 2010	Expanded disclosures for Level 3 fair value measurements to include purchases, sales, issuances and settlements.	Prospectively, beginning January 1, 2011.	Will expand disclosure.
June 2009	Amended the evaluation criteria to identify the primary beneficiary of a variable interest entity and required ongoing reassessments of whether the company is the primary beneficiary.	Prospectively, beginning January 1, 2010.	None.
May 2009	Created standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued.	Prospectively, beginning June 30, 2009.	Expanded disclosure.
April 2009
Created new accounting standards for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of contingent assets and contingent liabilities assumed in a business combination.
		Prospectively, beginning January 1, 2009.	None.
December 2008	Expanded annual disclosure of plan assets of a defined benefit pension or other postretirement plan, including fair value disclosures.	Prospectively, beginning December 31, 2009.	Was not material.
November 2008	Clarified the accounting for certain transactions and impairment considerations involving equity-method investments.	Prospectively, beginning January 1, 2009.	Was not material.
June 2008	Created new accounting standards for determining whether an option or warrant on an entity’s own shares, such as in the company’s Convertible Notes, is eligible for equity classification.	Prospectively, beginning January 1, 2009.	None.

Yasheng Group
Notes to Consolidated Financial Statements

3.	Accounts receivable

Accounts receivable are recognized and carried at original invoice amounts outstanding less allowances for doubtful accounts. As of December 31, 2009 and 2008, the allowances for doubtful accounts were$3,740,350 and $3,395,528, respectively.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

Year Ended December 31st	Beginning Balance	Charged to costs and expenses	Write offs and other	Ending Balance

2008	3,202,891	192,637	-	3,395,528
2009	3,395,528	344,822	-	3,740,350

4.	Inventories

The following is a breakdown of the major categories of inventories.

	2009	2008
Raw material	$14,910,866	$15,942,891
Finished Goods	39,620,483	39,857,227
Low-value consumable goods	10,167,090	11,957,168
Packaging material	6,964,229	7,971,445
Supplies and other	3,670,000	3,985,723
Total	$75,332,668	$79,714,454

5.	Property, plant and equipment

The major classes of property, plant and equipment include building and improvements, machinery and equipment, transportation facilities, and agricultural facilities. They are carried at cost less accumulated depreciation and amortization which is computed using the straight-line method over the estimated useful lives of the assets. The following is a breakdown of fixed assets at December 31, 2009 and 2008.

	2009	2008

Buildings and improvements	$92,735,509	$91,616,116
Farming facilities	84,494,131	83,472,461
Machinery and equipment	10,934,251	10,795,997
Transportation	269,793,603	266,541,793
Total	457,957,494	452,426,368
Less: Accumulated Depreciation and amortization	(64,180,663)	(48,472,297)
Net	$393,776,831	$403,954,071

Yasheng Group
Notes to Consolidated Financial Statements

6.	Other long term assets

The Company invests every year in windbreaks and sand-breaks to provide shelterbelts for many of the farms located near the Gobi Desert. These investments are recorded as other long term assets.

7.	Debt

The Company obtains secured lending from the banks using the following two types of arrangements, collateral and guarantee. Collateral is loans secured against the assets of the Yasheng Group, while guarantee is loans provided with the guarantee from a third party.

(a) Long term debt

	Collateral	Guarantee	Total	Maturity
2008	1,742,077	1,837,376	3,579,453	3 years
2009	1,567,335	1,653,000	3,220,335	3 years

(b) Current portion of long term debt

	Collateral	Guarantee	Total	Interest rate
2008	16,567,359	8,661,302	25,228,661	7.02%
2009	6,433,158	3,363,000	9,796,158	7.02%

(c) Short term debt

	Collateral	Guarantee	Total	Maturity	Interest rate
2008	15,887,084	9,874,863	25,761,947	1 year	6.69%
2009	12,090,983	7,516,000	19,606,983	1 year	6.69%

8.	Stockholders’ Equity

The Company issued no new shares during the years 2009 and 2008.

9.	Options

In 2006, the company board of directors and stockholders has approved but not formally adopted a 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan’).

The purpose of the Equity Inventive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the company's development and financial success.

The Incentive Plan allows for awards of stock options, restricted stock grants and share appreciation rights for up to 1 million shares of common stock. Under the 2006 Equity Incentive Plan, the company authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options and all options under the plan shall vest quarterly over three years. The company no outstanding stock options as of December 31, 2009.

Yasheng Group
Notes to Consolidated Financial Statements

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

12.	Income taxes

The Company and all of its agricultural subsidiaries are exempt from income taxes in the PRC. The Company has not filed an income tax return in the US.

13.	Earnings per share

The components of basic earnings per share are as follows:

	Years Ended December 31,
	2009	2008

Net income available for common shareholders	$79,063,741	$75,995,479
Weighted average shares of common stock	155,097,355	155,097,355
Basic and Diluted earnings per share	$0.51	$0.49

14.	Operating leases

The Company has no operating leases for the periods shown.

Yasheng Group
Notes to Consolidated Financial Statements

15.	Quarterly Information (Unaudited)

FY2009	Mar 31	Jun 30	Sep 30	Dec 31	Total
Revenue	168,078,088	190,121,081	181,586,179	199,844,695	739,630,043
Gross Profit	18,412,584	20,989,622	25,249,750	19,601,644	84,253,599
Net Income	17,109,017	19,687,110	24,006,817	18,260,798	79,063,741
Basic and Diluted
earnings per share	.11	.13	.15	.12	.51

16.	Segments

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. As the construction materials represent less than one percent of sales, the Company actually has only one segment, that of agriculture.  This segment is shown in the Statement of Operations.

17.	Subsequent Events

During the first and second quarters of 2010 we have filed our form 10-Ks and 10-Qs with the SEC for prior years not previously filed. We have filed to date for the years 2004 through 2009.

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

Signature	Title	Date

/s/ Zhou Chang Sheng	CEO, Chairman of the Board	July 30, 2010
Zhou Chang Sheng

/s/ Zhuang Hai Yun	CFO, Director	July 30, 2010
Zhuang Hai Yun

/s/ Mei Ping Wu	Secretary	July 30, 2010
Mei Ping Wu

/s/ Wand Deng Fu	Director and General Manager	July 30, 2010
Wand Deng Fu

/s/ Wang Xitian	Director	July 30, 2010
Wang Xitian

/s/ He Shurong	Director	July 30, 2010
He Shurong

/s/ Wei Lefu	Director	July 30, 2010
Wei Lefu

/s/ Yang Shengniu	Director	July 30, 2010
Yang Shengniu