Form 10-Q
period 2010-03-31
Yasheng Group
filed 2010-08-11
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes     ☒ No

State issuer’s revenues for its most recent fiscal year (12/31/09).  $ 739,630,043.

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of March 31, 2010, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Yasheng Group and subsidiaries as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and in our report dated April 25, 2010 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ Gansu Hongxin CPA Lanzou, China

April 25, 2010

PART I.
 Item 1.    Financial Statements

YASHENG GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$7,515,967	$8,010,017
Accounts receivable	72,655,144	71,216,566
Inventories	74,952,639	75,332,668
Prepaid and other current assets	4,491,316	4,673,279

Total current assets	159,615,066	159,232,530

Equity and other investments	188,188	190,402

Property, plant and equipment, net	384,690,585	393,776,831
Construction in progress	5,806,724	5,446,595
Intangible assets, net	975,181,998	958,065,063
Other long term assets	231,070,623	232,711,379

Total assets	$1,756,553,185	$1,749,422,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$54,265,164	$55,031,294
Short term loans	17,884,066	19,606,983
VAT payable	1,127,758	1,142,638
Current portion of long term debt	8,934,867	9,796,158
Other current liabilities	1,162,488	1,170,455

Total current liabilities	83,374,508	86,747,529

Long term debt	2,941,933	3,220,335
Long term payable	44,839,698	51,643,382

Total liabilities	131,156,139	141,611,245

Stockholders’ equity:
Common stock, No par
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	237,830,306	240,383,631
Retained earnings	1,229,468,550	1,212,330,569

Total stockholders’ equity	1,622,396,211	1,607,811,555

Total liabilities & stockholders' equity	$1,753,552,185	$1,749,422,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

YASHENG GROUP
CONDENDSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$168,319,589	$168,078,088

Cost of goods sold	149,876,123	149,665,504

Gross profit	18,443,467	18,412,584

Operating expenses:
Sales and marketing	325,243	324,762
General and administrative	773,825	772,415
Total operating expenses	1,099,068	1,097,177

Operating income	17,344,399	17,315,407

Interest expense	623,012	622,294

Other income	416,594	415,903

Net income	$17,137,981	$17,109,017

Basic and Diluted Earnings Per Share	$0.11	$0.11
Weighted average number of shares	155,097,355	155,097,355

Net Income	$17,137,981	$17,109,017
Other Comprehensive Income:
Foreign currency translation adjustment	(2,553,325)	(290,447)
Total Comprehensive Income	$14,584,656	$16,818,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

YASHENG GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
Cash flow from operating activities:	2010	2009
Operating activities:
Net income	$17,137,981	$17,109,017

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,171,088	7,576,509
Allowance for doubtful accounts	74,514	(67,861)
Others	(5,282,145)	(6,943,840)
Changes in assets and liabilities:
Accounts receivable	(1,493,270)	1,359,949
Inventories	400,996	1,406,875
Prepaid and other current assets	183,263	95,228
Accounts payable	(2,683,998)	(3,188,907)
Tax payable	(15,198)	(72,320)
Accrued expenses and other current liabilities	(9,977)	(95,789)
Net cash provided by operating activities	10,483,256	17,178,861

Investing activities:
Purchase of fixed assets	(7,787,828)	(13,966,540)
Investments	2,267	5,714
Net cash used in investing activities	(7,785,562)	(13,960,826)

Financing activities:
Increase (decrease) in debt	(3,193,973)	(3,375,612)
Net cash used in financing activities	(3,193,973)	(3,375,612)

Effect of exchange rate change on cash and cash equivalents	2,230	(1,499)

Net increase (decrease) in cash and cash equivalents	(494,050)	(159,075)

Cash and cash equivalents at beginning of period	8,010,017	7,880,338
Cash and cash equivalents at end of period	$7,515,968	$7,721,263

Supplemental disclosures:
Cash paid for interest	$623,012	$622,294
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

(f)	Cost of goods sold

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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

(j)	Property, plant and equipment - continued

	2010	2009

Buildings and improvements	$91,673,879	$92,735,509
Farming facilities	83,573,768	84,494,131
Machinery and equipment	11,135,293	10,934,251
Transportation	264,029,246	269,793,603
Total	450,412,186	457,957,494
Less: Accumulated Depreciation and amortization	(65,721,601)	(64,180,663)
Net	$384,690,585	$393,776,831

(k)	Intangible assets

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

The Company records advertising expenses in the period incurred.

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

(u)	RECENTLY ISSUED ACCOUNTING STANDARDS - continued

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

The following is a breakdown of the major categories of inventories.

	March 31, 2010	December 31, 2009

Raw material	$14,869,885	$14,910,866
Finished Goods	39,282,785	39,620,483
Low-value consumable goods	10,061,685	10,167,090
Packaging material	6,986,445	6,964,229
Supplies and other	3,751,839	3,670,000
Total	$74,952,639	$75,332,668

4.	Other long term assets

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

Pursuant to the laws applicable to China’s Foreign Investment Enterprises, each of the Company’s subsidiaries in China allow make appropriations from its after-tax profit to non-distributable reserve funds as determined by the Board of Directors. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP) until these reserves equal 50% of the amount of paid-in capital; the other fund appropriations are at the Company’s discretion. Payment to the statutory general reserve fund is at the Company discretion.  Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.

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

The Company obtains secured lending from the banks using two types of arrangements, collateral and guarantee. Collateral are loans secured against the assets of the Yasheng Group, while guarantee are loans provided with the guarantee from a third party.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report for the year ended December 31, 2009

Some of the statements under "Description of Business," "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward-looking statements.  These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements.  Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

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

GENERAL

Yasheng Group (“The Company”) is a California corporation with primary operations in China. The Company designs, develops, manufactures and markets high-quality farming and sideline products including livestock and poultry. It also designs, develops and markets new technologies related to agriculture and genetic biology

RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	Dollars	% of Sales	Dollars	% of Sales
	(000's)		(000's)

Net Sales	$168,319	100.0%	$168,078	100.0%
Costs of Goods Sold	149,876	89.0	149,665	89.0
Gross profit	18,443	11.0	18,412	11.0
Sales and marketing expenses	325	0.2	325	0.2
General and administrative expenses	774	0.5	772	0.4
Interest expense	623	0.4	622	0.3
Other income	417	0.3	416	0.3
Net income	$17,138	10.2	$17,109	10.2

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented remained generally unchanged and were 6.8277 RMB to 1 USD for the three months ended March 31, 2010 and 6.8283 RMB to 1 USD for the three months ended March 31, 2009.

Net Sales. Sales are generated primarily from our farming operations in China and related side line products. Net sales for the three months ended March 31, 2010 increased marginally by $241,000, or 0.1% to $168.3 million as compared to $168.1 million for the three months ended March 31, 2009. The first quarter of the year for the Company is an off season quarter. As expected the business volumes during the quarter remained relatively constant in comparison to the comparable prior period and there was no meaningful effect from applicable foreign exchange rates.

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies. Cost of goods sold for the three months ended March 31, 2010 increased by a marginal $211,000 or 0.1%, to $149.9 million from $149.7 million for the three months ended March 31, 2009. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production.

Gross Profit and Gross Margin. Our gross profit for the three months ended March 31, 2010 increased $31,000 or 0.1% to $18.5 million from $18.4 million for the three months ended March 31, 2009. Operating margins remained constant due to continued heightened focus on cost control exercised throughout production.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2010 remained level at $325,000 as compared to the prior three months ended March 31, 2009 due principally to management’s continued heightened focus on controlling costs.

General and Administrative Expenses.  Our general and administrative expenses remained relatively consistent at $774,000 and $772,000, respectively for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. General and administrative expenses remained relatively consistent due principally to management’s continued heightened focus on controlling costs.

Interest Expenses and Other Income. Our interest expense of $623,000 and other income of $417,000 for the three months ended March 31, 2010 remained relatively consistent when compared to the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $7.5 million and working capital of $76.2 million. This compared to cash and cash equivalents of $8.0 million and working capital of $72.5 million as of December 31, 2009. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Three Months Ended March 31,
	2010	2009

Net cash provided by operating activities	$10,483	$17,179
Net cash used in investing activities	(7,785)	(13,961)
Net cash used in financing activities	(3,193)	(3,376)
Effect of foreign currency translation on cash and cash equivalents	2	(1)
Cash and cash equivalents at beginning of the period	8,010	7,880
Cash and cash equivalents at end of period	7,516	7,721

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

Net cash provided by operating activities was $10.5 million for the three months ended March 31, 2010 as compared to $17.2 million for the three months ended March 31, 2009. Net cash used in investing activities was 7.79 million for the three months ended March 31, 2010 as compared to $14.0 million for the three months ended March 31, 2009. Net cash used in financing activities was $3.2 million for the three months ended March 31, 2010 compared with $3.4 million for the three months ended March 31, 2009.

We believe our cash on hand and cash flows from operations will meet our expected capital expenditures and working capital needs for the next 12 months. In addition, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

            As of March 31, 2010 and for the three months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Segments

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. As the construction materials represent less than one percent of sales, the Company actually has only one segment, that of agriculture.  This segment is shown in the Statement of Operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.

Statement No. 141 (revised 2007) – Business Combinations

In December 2007, the FASB revised SFAS No. 141 (revised 2007), Business Combinations.  This revision changes the way the minority interest in a company is measured, recorded and reported in the parent company’s financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.  The Company adopts this statement beginning March 1, 2009.

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

The Company adopts this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

PART II

Item 1.     Legal Proceedings

The Company is not presently a party to any legal actions.

Item 1A.  Risk Factors

See Item 3 in part above and the Company’s 10-K for the year ended December 31, 2009

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On February 17, 2010, we entered into a convertible note purchase agreement (“Purchase Agreement”)  with an investor (“Investor”) pursuant to which we sold and issued a 10% Convertible Promissory Note for a principal amount of $250,000 (the “Note”).  The Note is due 24 months from the issuance date unless otherwise converted into shares of common stock of the Company (“Conversion Shares”). As security interest for the Note, Ms. Wu, our president and director, entered into a Stock Pledge Agreement pledging five hundred thousand (500,000) shares of her common stock of the Company for the benefit of Investor (the “Pledged Shares”).

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

/s/ Haiyun Zhuang

Haiyun Zhuang
Chief Financial Officer