Form 10-Q
period 2010-06-30
Yasheng Group
filed 2010-08-13
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of June 30, 2010, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Yasheng Group and subsidiaries as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and in our report dated February 26, 2010 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ Gansu Hongxin CPA Lanzou, China

July 16, 2010

PART I.
Item 1.    Financial Statements

YASHENG GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$7,673,982	$8,010,017
Accounts receivable	75,135,727	71,216,566
Inventories	82,670,355	75,332,668
Prepaid and other current assets	4,461,833	4,673,279

Total current assets	169,941,897	159,232,530

Equity and other investments	189,169	190,402

Property, plant and equipment, net	397,100,343	393,776,831
Construction in progress	6,218,085	5,446,595
Intangible assets, net	969,671,075	958,065,063
Other long term assets	240,383,738	232,711,379

Total assets	$1,783,504,307	$1,749,422,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$51,874,965	$55,031,294
Short term loans	17,670,706	19,606,983
VAT payable	1,076,865	1,142,638
Current portion of long term debt	8,648,694	9,796,158
Other current liabilities	1,172,222	1,170,455

Total current liabilities	80,443,452	86,747,529

Long term debt	2,950,598	3,220,335
Long term payable	46,420,364	51,643,382

Total liabilities	129,814,413	141,611,245

Stockholders’ equity:
Common stock, No par
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	249,304,106	240,383,631
Retained earnings	1,249,288,433	1,212,330,569

Total stockholders’ equity	1,653,689,894	1,607,811,555

Total liabilities & stockholders' equity	$1,783,504,307	$1,749,422,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

YASHENG GROUP
CONDENDSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Net sales	$191,285,442	$190,121,081	$359,605,031	$358,199,169

Cost of goods sold	170,163,891	169,131,460	320,040,013	318,796,963

Gross profit	21,121,551	20,989,622	39,565,018	39,402,205

Operating expenses:
Sales and marketing	325,437	322,755	650,680	647,517
General and administrative	799,640	791,792	1,573,465	1,564,207
Total operating expenses	1,125,077	1,114,547	2,224,145	2,211,723

Operating income	19,996,474	19,875,075	37,340,873	37,190,482

Interest expense	600,326	613,205	1,223,339	1,235,499

Other income	423,735	425,240	840,329	841,143

Net income	$19,819,883	$19,687,110	$36,957,863	$36,796,126

Basic and Diluted Earnings Per Share	$0.13	$0.13	$0.24	$0.24
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

Net Income	$19,819,883	$19,687,110	$36,957,863	$36,796,126
Other Comprehensive Income:
Foreign currency translation adjustment	11,473,800	904,054	8,920,475	613,607
Total Comprehensive Income	$31,293,683	$20,591,164	$45,878,338	$37,409,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

YASHENG GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
Cash flow from operating activities:	2010	2009
Operating activities:
Net income	$36,957,863	$36,796,126

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,347,084	10,658,442
Allowance for doubtful accounts	185,293	312,076
Others	(5,506,676)	(6,120,630)
Changes in assets and liabilities:
Accounts receivable	(3,713,286)	(6,254,023)
Inventories	(6,923,912)	(4,115,253)
Prepaid and other current assets	237,114	148,212
Accounts payable	(3,457,353)	(10,361,668)
Tax payable	(72,050)	(27,789)
Accrued expenses and other current liabilities	(5,906)	(47,453)
Net cash provided by operating activities	22,048,172	20,988,041

Investing activities:
Purchase of fixed assets	(18,987,153)	(5,185,400)
Investments	2,278	7
Net cash used in investing activities	(18,984,875)	(5,185,393)

Financing activities:
Increase (decrease) in debt	(3,532,667)	(15,686,746)
Net cash used in financing activities	(3,532,667)	(15,686,746)

Effect of exchange rate change on cash and cash equivalents	133,334	13,131

Net increase (decrease) in cash and cash equivalents	(336,036)	129,033

Cash and cash equivalents at beginning of period	8,010,017	7,880,338
Cash and cash equivalents at end of period	$7,673,982	$8,009,371

Supplemental disclosures:
Cash paid for interest	$1,223,338	$1,235,499
Cash paid for income taxes	-	-

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

Operating results for the period are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Yasheng Group's Form 10-K. The statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the People's Republic of China (“PRC”). All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

Yasheng Group (“The Company”) is a California corporation with primary operations in China. The Company produces and markets high-quality farming and sideline products including livestock and poultry. It also designs, develops and markets new technologies related to agriculture.

Product offerings include 30+ major agriculture goods under 6 major product categories which include: field crops: cotton, corns, barley, wheat, flax, alfalfa; vegetables: onions, potatoes, beet, and peas; fruit trees: apples, pears, apricots; specialty crops: hops, wolfberries, cumin, liquorices; seeds: black melon seeds, sunflower seeds, corn seeds, flax seeds; poultry: eggs.

Yasheng sells its products through an extensive nationwide sales and distribution network covering 16 provinces and over 100 cities in China. Products are also sold directly to food processors as well as processed internally by the company and then resold to supermarkets or other distributors, or further processed for retail food distribution. The Company also sells many of its products fresh within Gansu province as well as nationally to food processors and distributors, or directly to supermarkets. Customers are based primarily in China and include national and international leading companies. Products are also sold as feed for livestock, ingredients for Chinese traditional medicines as well as other important ingredients in the food industry.

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

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

	June 30, 2010	December 31, 2009

Buildings and improvements	$91,662,983	$92,735,509
Farming facilities	83,605,572	84,494,131
Machinery and equipment	11,791,621	10,934,251
Transportation	265,699,945	269,793,603
Total	452,760,121	457,957,494
Less: Accumulated Depreciation and amortization	(55,659,778)	(64,180,663)
Net	$397,100,343	$393,776,831

(k)	Intangible assets

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

The following is a breakdown of the major categories of inventories.

	June 30,2010	December 31, 2009

Raw material	$15,980,664	$14,910,866
Finished Goods	43,161,882	39,620,483
Low-value consumable goods	10,950,443	10,167,090
Packaging material	7,616,628	6,964,229
Supplies and other	4,960,738	3,670,000
Total	$82,670,355	$75,332,668

4.	Other long term assets

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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Employee benefit plans - continued

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

RESULTS OF OPERATIONS (unaudited)

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	Dollars	% of Sales	Dollars	% of Sales
	(000's)		(000's)

Net Sales	$191,285	100.0%	$190,121	100.0%
Costs of Goods Sold	170,164	88.9	169,131	89.0
Gross profit	21,121	11.1	20,990	11.0
Sales and marketing expenses	325	0.2	323	0.2
General and administrative expenses	800	0.4	792	0.4
Interest expense	600	0.3	613	0.3
Other income	424	0.2	425	0.2
Net income	$19,820	10.4	$19,687	10.3

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented remained generally unchanged and were 6.8075 RMB to 1 USD for the six months ended June 30, 2010 and 6.8338 RMB to 1 USD for the six months ended June 30, 2009.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS (unaudited) - continued

Net Sales. Sales are generated primarily from our farming operations in China and related side line products. Net sales for the three months ended June 30, 2010 increased $1.2 million or 0.6%, to $191.3 million as compared to $190.1 million for the three months ended June 30, 2009. Net sales for the six months ended June 30, 2010 increased 1.4 million or 0.4%, to $359.6 million as compared to $358.2 million for the six months ended June 30, 2009. The overall increases in Net sales are primarily a result of increased pricing attributable to the general economics in China. As expected business volumes during the off season quarters remained relatively constant in comparison to the comparable prior periods. These comparisons show that the rate of increase our sales have not been as in previous quarters.  This is due primarily to the  fixed price contracts that we had in place for the first half of 2010. Notwithstanding the market price of our type of products going up, we will not be able to enjoy this increased demand until the later part of the year when we can renew our contracts.

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies. Cost of goods sold for the three months ended June 30, 2010 increased 1.0 million or 0.6%, to $170.2 million from $169.1 million for the three months ended June 30, 2009. Cost of goods sold for the six months ended June 30, 2010 increased $1.2 million or 0.4%, to $320.0 million from $318.8 million for the six months ended June 30, 2009. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production. Our production has been adversely affected by heavy snow storms from January through May of this year in northwest China.  This has disrupted our planting and as a consequence has increased production costs.

Gross Profit and Gross Margin. Our gross profit for the three months ended June 30, 2010 increased $132,000 or 0.6% to $21.1 million from $21.0 million for the three months ended June 30, 2009. Our gross profit for the six months ended June 30, 2010 increased $163,000 or 0.4%, to $39.6 million from $39.4 million for the six months ended June 30, 2009. Operating margins remained constant due to continued heightened focus on cost control exercised throughout production.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2010 remained relatively unchanged at $325,000 as compared to $323,000 for the prior three months ended June 30, 2009. Our sales and marketing expenses for the six months ended June 30, 2010 remained relatively unchanged at $651,000 as compared to $648,000 for the prior six months ended June 30, 2009 due principally to management’s continued heightened focus on controlling costs.

General and Administrative Expenses. Our general and administrative expenses increased marginally by $8,000 or 1.0%, to $800,000 for the three months ended June 30, 2010 as compared to $792,000 for the three months ended June 30, 2009. Our general and administrative expenses increased marginally by $9,000 or 0.5%, to $1.6 million for the six months ended June 30, 2010 as compared to $1.6 million for the six months ended June 30, 2009. General and administrative expenses remained relatively consistent due principally to management’s continued heightened focus on controlling costs.

Interest Expenses and Other Income. Our interest expense of $600,000 and other income of $424,000 for the three months ended June 30, 2010 remained relatively consistent when compared to the three months ended June 30, 2009. Our interest expense of $1.2 million and other income of $840,000 for the six months ended June 30, 2010 remained relatively consistent when compared to the three months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $7.7 million and working capital of $89.5 million. This compared to cash and cash equivalents of $8.0 million and working capital of $72.5 million as of December 31, 2009. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Six Months Ended June 30
	2010	2009

Net cash provided by operating activities	$22,048	$20,988
Net cash used in investing activities	(18,985)	(5,185)
Net cash used in financing activities	(3,532)	(15,687)
Effect of foreign currency translation on cash and cash equivalents	133	13
Cash and cash equivalents at beginning of the period	8,010	7,880
Cash and cash equivalents at end of period	7,674	8,009

Net cash provided by operating activities was $22.2 million for the six months ended June 30, 2010 as compared to $21.0 million for the six months ended June 30, 2009. Net cash used in investing activities was 19.0 million for the six months ended June 30, 2010 as compared to $5.2 million for the six months ended June 30, 2009. Net cash used in financing activities was $3.5 million for the six months ended June 30, 2010 compared with $15.7 million for the six months ended June 30, 2009.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources - continued

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

Off-Balance Sheet Arrangements

As of June 30, 2010 and for the six months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Segments

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. As the construction materials represent less than one percent of sales, the Company actually has only one segment, that of agriculture.  This segment is shown in the Statement of Income.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with US GAAP.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Critical accounting policies for us are revenue recognition and foreign currency translation.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk - continued

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

Dated: July 24, 2010

YASHENG GROUP

By:/s/Changsheng Zhou

Changsheng Zhou
Chief Executive Officer

/s/ Haiyun Zhuang

Haiyun Zhuang
Chief Financial Officer