Form 10-Q
period 2010-09-30
Yasheng Group
filed 2010-11-12
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of September 30, 2010, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three and nine month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Corporation’s management.

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

/S/ Gansu Hongxin CPA Lanzou, China

November 1, 2010

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	9,962,291	8,010,017
Accounts receivable, net	74,940,195	71,216,566
Inventories	92,284,424	75,332,668
Prepaid and other current assets	4,480,480	4,673,279

Total current assets	181,667,390	159,232,530
		-
Equity and other investments	191,704	190,402

Property, plant and equipment, net	400,340,698	393,776,831
Construction in progress	6,300,228	5,446,595
Intangible assets, net	979,791,100	958,065,063
Other long term assets	253,961,661	232,711,379

Total assets	1,822,252,781	1,749,422,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	47,242,535	55,031,294
Short term loans	15,594,455	19,606,983
VAT Tax payable	1,041,982	1,142,638
Current portion of long term debt	8,032,874	9,796,158
Other current liabilities	851,053	1,170,455

Total current liabilities	72,762,899	86,747,528

Long term debt	2,569,859	3,220,335
Long term payable	39,417,793	51,643,382

Total liabilities	114,750,551	141,611,245

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	271,464,848	240,383,631
Retained earnings	1,280,940,026	1,212,330,569

Total stockholders’ equity	1,707,502,229	1,607,811,555

Total liabilities & stockholders' equity	1,822,252,780	1,749,422,800

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	235,590,303	181,586,179	595,195,334	539,785,348

Cost of goods sold	201,799,361	156,336,430	521,839,375	475,133,393

Gross profit	33,790,941	25,249,750	73,355,959	64,651,955

Operating expenses:
Sales and marketing	440,610	350,411	1,091,290	997,927
General and administrative	961,450	754,587	2,534,914	2,318,793
Total operating expenses	1,402,060	1,104,997	3,626,204	3,316,720

Operating profit	32,388,882	24,144,753	69,729,754	61,335,235

Interest expense	528,775	611,743	1,752,114	1,847,242

Other income (expense)	-208,513	473,807	631,816	1,314,950

Income before income tax expense	31,651,593	24,006,817	68,609,457	60,802,943
Income tax expense

Net income	31,651,593	24,006,817	68,609,457	60,802,943

Basic earnings per share	0.20	0.15	0.44	0.39
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	68,609,457	60,802,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,618,559	13,186,036
Allowance for doubtful accounts	124,625	305,629
Others	-13,205,110	-25,762,146
Changes in assets and liabilities:
Accounts receivable	-2,497,486	-6,124,821
Inventories	-15,522,919	-3,792,559
Prepaid and other current assets	281,437	182,811
Accounts payable	-8,825,168	-8,040,279
Tax payables	-122,328	-76,712
Accrued expenses and other current liabilities	-348,974	-209,611
Net cash provided by operating activities	35,112,093	30,471,290

Cash flows from investing activities:
Purchase of assets	-26,854,794	-8,497,959
Investments	2,309	286
Net cash used in investing activities	-26,852,485	-8,497,674

Cash flows from financing activities:
Issuance of common stock
Dividends paid
Increase (decrease) in debt	-7,045,059	-21,892,507
Net cash provided by financing activities	-7,045,059	-21,892,507

Effect of exchange rate change on cash and cash equivalents	1,231,775	32,109

Net increase (decrease) in cash and cash equivalents	2,446,323	113,219

Cash and cash equivalents at beginning of period	7,515,968	7,880,338
Cash and cash equivalents at end of period	9,962,291	7,993,557

Supplemental Disclosures:
Cash paid for interest	1,752,113	1,847,242
Cash paid for income taxes

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation, Organization and Business

The accompanying unaudited condensed consolidated financial statements (“statements”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

(f)	Costs of goods sold

Direct and indirect productions costs are recorded in Cost of goods sold including, shipping and handling for products sold such as outward freight, purchasing, and receiving.

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

Buildings and improvements	20 - 40 years
Farming facilities	10 years
Machinery and equipment	7 years
Transportation and other facilities	3 years

The detail of the property, plant and equipment is as follows:

	9/30/10	9/30/09

Buildings and Improvements	$92,898,537	$92,735,509
Farming Facilities	86,576,419	84,494,131
Machinery and Equipment	13,306,834	10,934,251
Transportation	267,486,921	269,793,603
Total	460,268,711	457,957,494
Less: Accumulated Depreciation and Amortization	(59,928,013)	(64,180,663)
Net Amount	$400,340,698	$393,776,831

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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

(k)	Intangible assets

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

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at the exchange rates in effect at the balance sheets date for assets and liabilities, and the weighed average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

(u)	Inventories

The major classes of inventory: raw materials, packaging materials, products in process, finished goods, stocks, low-value consumable goods, materials in transit as well as others.

The following is a breakdown of the major categories of inventories.

	9/30/10	9/30/09
Raw Material	17,685,801	14,910,866
Finished Goods	48,247,079	39,620,483
Low-value Consumable Goods	12,053,041	10,167,090
Packaging Material	8,725,609	6,964,229
Maintenance Material	5,572,893	3,670,000

Total	92,284,424	75,332,668

(v)	Other long term assets

The Company invests every year in windbreaks and sand-breaks to provide shelterbelts for many of the farms located near the Gobi Desert. These investments are recorded as other long term assets.

(w)	China contribution plan

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

(x)	Profit appropriation

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

(y)	Concentration of risks

The operations of the Company are substantially located in the PRC and accordingly, investing in the shares of the Company is subject to among others, the PRC’s political, economic and legal risks.

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

(z)	Income taxes

The Company and all of its agricultural subsidiaries are exempt from income taxes in the PRC. The Company has not filed an income tax return in the US.

(a)	Debt

The Company obtains secured lending from the banks using the following two types of arrangements, collateral and guarantee. Collateral is loans secured against the assets of the Yasheng Group, while guarantee is loans provided with the guarantee from a third party.

(b)	Employee benefit plans

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

The aforesaid items are for employee's benefits and should be accounted for as the Company's expenses.

(c)	RECENTLY ISSUED ACCOUNTING STANDARDS

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
		Prospectively, beginning January 1, 2009.	None.
December 2008	Expanded annual disclosure of plan assets of a defined benefit pension or other postretirement plan, including fair value disclosures.	Prospectively, beginning December 31, 2009.	Was not material.
November 2008	Clarified the accounting for certain transactions and impairment considerations involving equity-method investments.	Prospectively, beginning January 1, 2009.	Was not material.
June 2008	Created new accounting standards for determining whether an option or warrant on an entity’s own shares, such as in the company’s Convertible Notes, is eligible for equity classification.	Prospectively, beginning January 1, 2009.	None.

(d)	Operating leases

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

RESULTS OF OPERATIONS (unaudited)

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
	Dollars	% of Sales	Dollars	% of Sales
	(000's)		(000's)
Net sales	235,590,303	100.00%	181,586,179	100.00%
Cost of goods sold	201,799,361	85.66%	156,336,430	85.97%
Gross profit	33,790,941	14.34%	25,249,750	13.88%
Sales and marketing	440,610	0.19%	350,411	0.19%
General and administrative	961,450	0.41%	754,587	0.41%

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	Dollars	% of Sales	Dollars	% of Sales
	(000's)		(000's)
Net Sales	$595,195,334.00	100.00%	$539,785,348.00	100.00%
Costs of Goods Sold	521,839,375.00	87.68%	475,133,393.00	88.02%
Gross profit	73,355,959.00	12.32%	64,651,955.00	11.98%
Sales and marketing expenses	1,091,290.00	0.18%	997,927.00	0.18%
General and administrative expenses	2,534,914.00	0.43%	2,318,793.00	0.43%
Interest expense	1,752,114.00	0.29%	1,847,242.00	0.34%
Other income	631,816.00	0.11%	1,314,950.00	0.24%
Net income	$68,609,457.00	11.53%	$60,802,943.00	11.26%

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented changed from 6.8318RMB to 1 USD for the nine months ended September 30, 2009 to 6.7477 RMB to 1 USD for the nine months ended September 30, 2010.

Net Sales. Sales are generated primarily from our farming operations in China and related side line products. Net sales for the three months ended September 30, 2010 increased $54 million or 29.7%, to $235.6 million as compared to $181.6 million for the three months ended September 30, 2009. Net sales for the nine months ended September 30, 2010 increased $55.4 million or 10.3%, to $595.2 million as compared to $539.8 million for the nine months ended September 30, 2009. The overall increases in Net sales are primarily a result of price soaring attributable to the general economics in China. These comparisons show that our sales in the third quarter have grown more significantly than the previous quarter.  This is due primarily to the renewal of our fixed price contracts that we had in place for the first half of 2010. We are able to enjoy this increased market price of our products with the renewed the contracts. What’s more, most of our products are harvested in the third quarter, and a large part of them are sold out in this quarter, and we can benefit from the price soaring.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS (unaudited) - continued

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies. Cost of goods sold for the three months ended September 30, 2010 increased $45.5 million or 29.1%, to $201.8 million from $156.3 million for the three months ended September 30, 2009. Cost of goods sold for the nine months ended September 30, 2010 increased $46.7 million or 9.8%, to $521.8 million from $475.1 million for the nine months ended September 30, 2009. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production.  Our production has been adversely affected by heavy snow storms from January through May of this year in northwest China.  This has disrupted our planting and as a consequence has increased production costs.

Gross Profit and Gross Margin. Our gross profit for the three months ended September 30, 2010 increased $8.6 million or 34.1% to $33.8 million from $25.2 million for the three months ended September 30, 2009. Our gross profit for the nine months ended September 30, 2010 increased $8.7 million or13.6% to $73.4 million from $64.6 million for the nine months ended September 30, 2009. Operating margins rose greatly due to the great increase in the price of the products, and also the heightened focus on cost control exercised throughout production.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2010 increased $90,199 or 25.7%, to $440,610, compared to $350,411 for the prior three months ended September 30, 2009. Our sales and marketing expenses for the nine months ended September 30, 2010 increased $93,363 or 9.4%, to $1,091,290, compared to $997,927 for the prior nine months ended September 30, 2009.The sales and marketing expense increased due principally to the rising in the sales.

General and Administrative Expenses. Our general and administrative expenses increased marginally by $206,862 or 27.4%, to $961,450 for the three months ended September 30, 2010 as compared to $754,587 for the three months ended September 30, 2009. Our general and administrative expenses increased marginally by $216,121 or 9.3%, to $2.5 Million for the nine months ended September 30, 2010 as compared to $2.3 Million for the nine months ended September 30, 2009. General and administrative expenses increased due principally to the great rising in the sales.

Interest Expenses and Other Income. Our interest expense decreased $82,968, or 13.6%, to $528,775, for the three months ended September 30, 2010, compared to $611,743 for the three months ended September 30, 2009. Our interest expense decreased $95,128, or 5.2%, to $1.75 million, for the nine months ended September 30, 2010, compared to $1.85 million for the nine months ended September 30, 2009. The decrease of the interest expense is mainly due to the decrease of short term loans and the long term debt. Our other income is $-208,513 for the three months ended September 30, 2010, compared to $473,807 the three months ended September 30, 2009.  Our other income is $631,816 for the nine months ended September 30, 2010, compared to $1,314,950 the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $9.9 million and working capital of $108.9 million. This compared to cash and cash equivalents of $8.0 million and working capital of $72.5 million as of September 30, 2009. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2010	2009	2010	2009

Net cash provided by operating activities	$35,112.00	$30,471.00	$13,063.83	$9,483.25
Net cash used in investing activities	(26,852.00)	(8,498.00)	(7,867.13)	(3,312.28)
Net cash used in financing activities	(7,045.00)	(21,893.00)	(3,512.33)	(6,205.76)
Effect of foreign currency translation on cash and cash equivalents	1,232.00	32.00	1,098.67	18.98
Cash and cash equivalents at beginning of the period	7,516.00	7,880.00	(494.02)	-
Cash and cash equivalents at end of period	9,962.00	7,994.00	2,288.02	(15.81)

Net cash provided by operating activities was $35.1 million for the nine months ended September 30, 2010 as compared to $30.5 million for the nine months ended September 30, 2009. Net cash used in investing activities was $26.9 million for nine months ended September 30, 2010 as compared to $8.5 million for the nine months ended September 30, 2009. Net cash used in financing activities was $7.0 million for the nine months ended September 30, 2010 as compared to $21.9 million for the nine months ended September 30, 2009.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources - continued

Off-Balance Sheet Arrangements

As of September 30, 2010 and for the nine months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

Statement No. 160 – Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to the non-controlling or minority interest.

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

(a)      Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)     Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.   Other Information

Item 1.       Legal Proceedings

The Company is not presently a party to any material legal actions.

Item 1A.

See Item 3 above and the Company’s 10_k for the year December 31, 2009

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

Dated: November 5, 2010

YASHENG GROUP

By:/s/Changsheng Zhou

Changsheng Zhou
Chief Executive Officer

/s/ Haiyun Zhuang

Haiyun Zhuang
Chief Financial Officer