Form 10-K
period 2010-12-31
Yasheng Group
filed 2011-03-29
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed fiscal year, June 30, 2010, was $18,527,053. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of December 31, 2010 was 155,097,355.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

YASHENG GROUP, LTD.
FORM 10-K

Statement Regarding Forward-Looking Statements

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

PART I

ITEM 1 — BUSINESS

 Overview

YaSheng Group, a California corporation, is a holding company that operates and primarily conducts its business operations in People’s Republic of China (“PRC” or “China”) through its eight subsidiaries and operating entities.  As one of the largest agriculture companies in Northwest China, we are a leading producer of premium specialty agriculture based products, specializing in developing the agriculture industry by cultivating, processing, marketing and distributing a variety of food and agro-byproducts.  We also operate a small concrete plant in Baiyin City, Gansu Province, China.

Our food and agro-byproducts are processed primarily from premium specialty agriculture products grown in Northwest China in six agricultural product categories: fresh fruits, vegetables, field crops, specialty crops, seeds and eggs. We have been producing our award winning premium specialty agriculture products for over 30 years.  We harvest our crops through farms that we own and from collective farm operators. Our primary product offering includes over 30 major agriculture products under 6 product categories with the major products including: field crops: cotton, corns, barley, wheat, flax, alfalfa; vegetables: onions, potatoes, beet, and peas; fruit: apples, pears, apricots: specialty crops: hops, wolfberries, cumin, liquorices; seeds: black melon seeds, sunflower seeds, corn seeds, flax seeds; poultry: eggs.  We also produce many additional fresh fruits and vegetables which supply the local and provincial markets. We generated approximately 22.2% of our revenues from field crop based products, 11.8% from vegetable based products, 36.5% from fruits, 16.9% from specialty crops, 7.4% from seeds, and 2.4% from poultry products and the residual from other production during the year ended December 31, 2010.

We sell our products through an extensive nationwide sales and distribution network covering 18 provinces and over 100 cities in China.  As of December 31, 2010, we have approximately 200 distributors and 30 direct clients. Our products are also sold directly to food processors as well as processed within our company and then resold to supermarkets or other distributors, or further processed into retail food products.  We also sell many of our fresh products within Gansu province as well as nationally to food processors and distributors, or directly to the supermarkets. Our customers are based primarily in China and include national and international leading companies.  Our products are also sold as feed for livestock, ingredients for Chinese traditional medicines as well as other important ingredients in the food industry.

Quality and safety are of primary importance to us.  We have established quality control and food safety management systems for all stages of our business, including raw material sourcing, producing, packaging, storage and transportation of our products.  We currently operate from our Agriculture Bases and manufacturing facilities located in Gansu province stretching one end to the other, where an abundant supply of land, sunshine, water, natural environmental conditions, and transportation are available.

Our agriculture base is made up of both modern industrial farm and local farming operations with many types of processing lines.  The majority of farms use high tech irrigation allowing for water efficiency, reducing the presence of insects, therefore minimizing the need for heavy pesticides.

Our net sales for the year ended December 31, 2010 was $849.5 million. Our gross profit for the year ended December 31, 2010 was $105.9 million. Earnings per share for the year end December 31, 2010 were $0.64 per share.

Our principal executive office is located at 805 Veterans Blvd., #228, Redwood City, CA 94063. Our telephone number at our U.S. executive office is (650) 363-8345.

Corporate History

YaSheng Group, was incorporated and established in 2004 by Gansu YaSheng Salt Industrial Group, Ltd (“Gansu YaSheng”). The Company was approved by Chinese Ministry of Commerce as “China Oversea Investment Enterprise”. Gansu YaSheng is Yasheng largest shareholder and owns approximately 78% of Yasheng Group outstanding common stock.

In 2004, GanSu YaSheng established YaSheng Group to access the U.S. public markets and international markets, and to implement its expansion plans, and acquired Nicholas Investment Company, Inc., a Nevada corporation.

ITEM 1 — BUSINESS - continued

Corporate History - continued

In 2010, YaSheng Group established Yasheng American Trade Company as its subsidiary, with the intention to improve the Company's efficiency and strengthen its internal controls. The company will manage our products sales and investment.

In 2010, YaSheng Group established Yasheng Commodity Trading, LLC as its subsidiary, which will help to trade futures and agricultural commodities.

In 2010, YaSheng Group is listed on the OTCQB as a U.S. registrant and also being dually listed on the Deutsche Börse Exchange, which will facilitate the Company’s access to global capital markets.

Corporate Structure

We conduct our operations in China through our eight subsidiaries, and their numerous operating subsidiaries in China as described in further detail below.

1.           Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd.  Founded in 1997, Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd (“Gansu Tiaoshan Group”) is located in Jingtai County, Baiyin City, Gansu Province.  It has over 160th mu (Chinese mu is equal to 1/15 of a hectare or 1/6 of an acre) arable land. Its operating subsidiaries as described below primarily grow, process and sell products such as cotton, corn, barley, wheat, potatoes, beet, apple, pear, apricot, medlar, flax seeds, black seeds, sunflower seeds, corn seeds, eggs, agricultural and cement.  The Tiaoshan Brand fruits have won numerous national and provincial awards as well as the Chinese Prestigious Product Award and its potato, apricot, crispy pear, and Fuji apple have been granted organic food by the China Organic Food Development Center. The Gansu Tiaoshan Group is certified as an A level national production base for organic food and fruits. The Gansu Tiaoshan Group is recognized by the Ministry of Agriculture as a demonstration farm (a model farm) and quality-trace experimental enterprises for environment-friendly agricultural products. The Gansu Tiaoshan Group consists of the following operating entities:

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

ITEM 1 — BUSINESS - continued

Corporate Structure - continued

•
Tiaoshan Jialv Hops Co., Ltd. was founded in 1982 and for the next 20 years or so mainly engaged in the production of hops. From 1989 to 2001, Tiaoshan Jialv Hops Co. revenues increased due to a rising market and product quality. From 2002 to 2004, Tiaoshan Jialv Hops Co. started to lose market share and customers to other farms in the west due to poor hops quality. In 2006, we began to shift our production from small collective farms to large scale field industrial cultivation.

•
Tiaoshan Kexing Forest & Fruit Co. was established in June, 1998 as part of the Gansu Tiaoshan Group, one of Ministry of Agriculture's first experimental modern enterprises. The Tiaoshan Kexing Company is primarily a fruit production enterprise. Its main products are apricots, apples, and pears. The company has passed the ISO14001 authentication.

•
Tiaoshan Shuangfeng Agricultural Co. Ltd. is located near the edge of the Tengger desert and can be easily accessed from Gansu, Qinghai, and Ningxia. It is 171 km north of Lanzhou and enjoys convenient road/railway transportation. Currently the company owns 55,000 mu in land which has adopted advanced drip irrigation technology introduced from Israel. Its main products include seeding corn, seeding wheat, and potatoes.

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

•
Jingtai Tiaoshan Poultry Cultivation Co., Ltd was founded in 1985, and currently owns 8 egg hen houses and 5 nurturing houses. The company is mainly engaged in laying hens raising, feed processing and sales, domestic animal anti-epidemic service and high-tech development, and grain and oil processing and sales. There are 2 major varieties, Hailan and Haisai.  Both produce brown eggs also known as red-skin eggs.

•
Jingtai Tiaoshan Yafei Forest & Fruit Co., Ltd.  The company is mainly engaged in the processing and sale of fruits. It is one of the A level national "organic fruit" production bases with approximately 22, 200 mu in land. Among other things, our orchards occupy an area of 13,000 mu, including 9,500 mu of pear orchard, 2,100 mu of apple orchard, and 1,500 mu of apricot orchard, which have a capacity of producing 35,000 tons of various fruits every year. We primarily produce “Zaosu Pear”, “Huangguan Pear”, “Huangjin Pear”, “Fuji Red Apple”, “Dajie Apricot” and candied fruits with the “Tiaoshan” brand and sell to Gansu, Interior Monglia, Ningxia, Qinghai, Henan, Shenzhen, Hong Kong, Macau and Northeast Asian countries. Yafei has long been recognized as “National Grade A Green Food Production Base”, “National Green Agriculture Model Enterprise”, “National Non-Environmental Damage Agricultural Product Model Base Farm”, “Gansu Province Agriculture Industrialization Leading Enterprise” and, “National Modern Reclamation Model Region” since 2004.

•
Jingtai Tiaoshan Yuanfeng Agricultural Co., Ltd.  Founded in 1989, the company currently owns 18,757 mu in land, including 17, 256 mu of arable land. It is a medium-size modern agricultural enterprise that integrates production, operation, and sales. It is a demonstration (for other farms to learn agro – tech methods) farm known nationally for environment-friendly agricultural products. The company has passed the ISO14001 environment management system authentication. Its main products include corn breeding, processing onion, and sweet corn. The national organic food development center has certified many of Jingtai Tiaoshan Yuanfeng Agricultural Co.'s products as "organic food".

2.           Gansu Xiaheqing Industrial Co., Ltd.  Located in the Xiaheqing District, Jiuquan City, Gansu Corridor, it is north of the Qilian Mountain, in the middle of the Fengle River silts alleviation – the proluvial fan, east longitude 9850-9858', north latitude 3933'-3936', elevation 1368 meters. With the temperate zone dry climate, it has long sunny days and big temperature difference between day and night, and as well as good light and heat conditions. Therefore it is worldwide recognized as the “golden mile” for hops planting.

Its operating entities, as described below, include Qingsheng Rural Firm, Hongjian Rural Firm, Bianwan Rural Firm, Green Star beer raw materials Company, Lvjia hops company, Maiguan beer raw materials company. Xiaheqing mainly grows, processes and sells products such as cotton, corn, malt, onions, potatoes, sugar beet, hops and corn seeds.

ITEM 1 — BUSINESS - continued

Corporate Structure - continued

In 1998, Xiaheqing introduced the most advanced drip irrigation technology from Israel and established the 20,000 mu drip irrigation water-conservation model zone which is the largest in Gansu. In 2001, it introduced the most advanced cultivation pattern from U.K. and established a mechanized 2,000-mu net-wall hop garden. With the two great Czechoslovakian-made hops picking machines, one large-scale clearing and selecting line, the entire net-wall hops garden became mechanized.

The company is a long-term supplier for large Chinese brewers, including Tsingtao Beer, Yanjing Beer, Huarun Beer, Yingbo Beer, and Chongqing Beer etc. We have created four “No.1s” in Chinese hops industry: planting area, unit production (also worldwide No.1), quality, and mechanization which makes us the signature of Chinese hops industry.

“Xiaheqing” hops have been recognized as “Green Food” by China Green Development Center for consecutive 15 years. In 2006, Chinese Ministry of Agriculture granted us the designation of “National Non-Environmental Damage Agricultural Product Model Base Farm”. We are listed as an exclusive or designated raw material supplier by many of our clients.

•
Jiuquan Qingsheng Agricultural Trading Co., Ltd. was founded in 1999 as a limited liability company.  Jiuquan Qingsheng Agricultural Trading Co. is located in West Gansu and mainly engages in the cultivation and sales of crops. Currently, the company owns 10,000 mu in land including 6,980 mu in cultivated land, 500 mu in forest, and 260 mu in fruits.

•
Jiuquan Hongjian Agricultural Trading Co., Ltd. Founded on August 1999, the company is located in Xiaheqing District, Jiuquan City with 18,500 mu in land including 17,500 mu of arable land. It is mainly engaged in the development and sales of agricultural and subsidiary products including poultry cultivation for the sale of eggs. Based on our good credit and excellent services, the company has established long-term cooperation relationship with many enterprises.

•
Jiuquan Bianwan Agricultural Trading Co., Ltd. formerly a state-operated farm, it merged with Xiaheqing farm in 1971 and then further merged with Yasheng Group in 1997. It has a total land of 65,000 mu, including 2,545 mu of arable land and 1,465 mu for hops production.  Jiuquan Bianwan is located at the suburb area of Jiuquan where the transportation is convenient and the local climate is considered suitable for crops breeding and plantation. The company's main products include hops, brewer's barley, cotton, safflower and onions. The company’s hops enjoy great reputation and are nationally known for world-leading quality and high output. The company has become a long-term supplier for the Tsingtao Beer Group, the Yanjing Beer Group and some other beer manufacturers. The company takes pride in the implementation of advanced technology. In 1998, the company introduced from Israel the most advanced drip irrigation equipment and technology. By introducing some of the best-selling variety of hops and having a state of the art processing facility, the company believes that it has greatly improved its prestige and competitiveness in both domestic and international market.

•
Jiuquan Xiaheqing Lvxing Greenstar Hops Co., Ltd. specializes in the cultivation and processing of hops. With an ideal local climate, the company has become the largest hops production base in Gansu with 18,857 mu in land, including 17,846 mu of cultivation field and an annual output of 550 tons. The company uses patterned cultivation and standardized procedure in managing the hops field. Hops produced here are known for their body, color, fragrance, purity, moisture, high formic acid level, and packaging. The company has won many awards including the National Science Committee Advanced Technology Award.

•
GanSu Xiaheqing-Lujia Hops Co. Ltd. was founded in 2001 and specializes in the production of pellet hops. Pellet hops are used for beer production.  The company owns and operates one of the most advanced hops pellet production line in the nation. The company takes pride in its quality hardware/software equipment and advanced testing technology. It is one of the most high-tech enterprises nationally in the hops cultivation and processing field with an annual production capacity of 3,000 tons.

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

ITEM 1 — BUSINESS - continued

Corporate Structure - continued

3.           Gansu Jinta Yongsheng Agricultural Development Company.  Gansu Jinta Yongsheng Agricultural Development Company is located in Jinta County, Jiuquan City, Gansu Province, founded in 1996.  Yongsheng mainly grows, processes, and sells products such as cotton, onions, apples, pears, apricots, and sunflower seeds. It has over 1,400 employees and approximately 17,700 mu of arable land.

4.            Gansu Hongtai Agricultural Technology Co., Ltd.  Gansu Hongtai Agricultural Technology Co., Ltd. is located in Gao Tai County Zhangye City, Gansu Province, founded in 1999. It has over 1,700 employees and approximately 18,800 mu of arable land. Hongtai mainly grows, processes and sells products such as cotton, corn, barley, onions, potatoes, apples, pears, apricot, wolfberry, cumin, and licorice.

5.           Gansu Jinta Yuantai Commercial Trading Co., Ltd.   Gansu Jinta Yuantai Commercial Trading Co., Ltd is located in Jinta County, Jiuquan City, Gansu Province, founded in 1999.  It has 160 employees. The company mainly grows, processes, and sells products such as barley. The company is also a commercial enterprise that engages in the buying and selling of agricultural and subsidiary products as well as the supply of agricultural production materials. During the season, the company sends representatives to places such as Jiuquan, Zhangye, and Wuwei to set up purchasing/sales centers. Annual average purchase of brewer's barley is about 10,000-30,000 tons; annual purchase of chemical fertilizers and other materials is about 30 tons.

6.           Gansu Jinta Hengsheng Agricultural Development Co., Ltd.  Gansu Jinta Hengsheng Agricultural Development Co., Ltd is located in Jinta County, JiuQuan City, Gansu Province and mainly grows processes and sells products such as cotton, soybeans, onions, potatoes, apples, pears, apricot, hops, and black seeds. It has over 1,600 employees and approximately 19,100 mu of arable land.

7.           Gansu Jinta Xingsheng Industrial Co., Ltd.  Gansu Jinta Xingsheng Industrial Co., Ltd is located in Jinta County, Jiuquan City, Gansu Province, with over 1,600 employees and approximately 30,000 mu arable land. The company mainly grows, processes and sells products such as cotton, alfalfa, barley, onions, peas, apples, pears, apricot, and black seeds.

8.        Gansu Yasheng America Trade Co., Ltd. Gansu Yasheng America Trade Co., Ltd was set up as a subsidiary of Yasheng Group.  The main responsibilities of this company will be (i) to manage investment funds coming from the Company through equity offerings, debt, or other financing methods. The funds will be invested into various subsidiaries and new growth projects for the Company; (ii) to manage incoming revenues from foreign sales or import and export businesses; (iii) to set up new product development, sales, and marketing entities with domestic and international administration consolidated into the company; (iv) to manage outgoing funds from the PRC for the purpose of trade, investment, or other types of financial transactions.

OUR INDUSTRY

Overview of China’s Agriculture Climate

China is the world's most populous country and one of the largest producers and consumers of agricultural products. Over 40% of China's labor force is engaged in agriculture. China has only seven percent (7%) of the global arable land, but feeds one-fifth (1/5th) of the world's population. China is among the world's largest producers of rice, corn, wheat, soybeans, vegetables, tea, and pork. Major non-food crops include cotton, other fibers, and oilseeds.

Over the past three decades, the PRC agricultural sector has been fundamentally restructured. Agricultural production and farm household income has grown rapidly, due to a large extent to agricultural reforms undertaken by the government. Beginning in 1978, a series of institutional reforms significantly transformed a collectivized planned agricultural sector into something resembling a capitalist structure. The crucial milestones have been the abolition of the communal property base, the introduction of the household contract responsibility system, price and market liberalization, the revision to the Land Administration Law in 1998, and China’s admission to the World Trade Organization (WTO) in 2001.  The farm household correspondingly has become an active agent in the marketplace in contrast to a passive production unit in the planned economy.

ITEM 1 — BUSINESS - continued

Overview of China’s Agriculture Climate - continued

In addition to the undertaken agricultural reforms and favorable policies, the Chinese government increasingly allocates more financial resources to “Villagers, Countryside and Agriculture”. The Chinese government also determined that in 2011 it will apportion $150 billion dollars into “Villagers, Countryside and Agriculture”, an increase of $20 billion dollars over the previous year, which helps to enhance the construction of agricultural infrastructure with a focus on water resource facilities,  continue improving livelihood in rural areas, and increasing peasant incomes. Further, Chinese Central Bank specifically arranged $1.5 billion more to refinance agricultural enterprises in the Northwest (including Gansu Province) which were adversely affected by the drought in 2010, thus supporting the agricultural harvests for next year.

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

In the 1990s, China's agriculture and rural economy faced unprecedented difficulties and challenges. But development momentum maintained fairly good, with most products in surplus and supply and demand basically in balance every year. According to the United States Department of Agriculture (“USDA”), China leads the world in output of grain, cotton, oil plants, fruit, meat, eggs, aquatic products and vegetables in volume.

Since 2009, prices in agricultural products have significantly risen in China. According to the prediction of Ministry of Agricultural of China, the uptrend in prices will be irreversible for a long time. There are various reasons for this uptrend in agricultural product prices. First, the supply and demand are structurally imbalanced in japonica rice, edible oil, soybean and protein feed market where the demand increases rapidly. Second, natural disasters are showing aggregating trends which impact the risks of food production. Due to global climate changes, natural disasters occur more frequently in China. In recent years, China’s annual grain has lost up to 50 billion kilograms. Third, the situation of depending on Heaven for harvest has not fundamentally changed in China. Chiefly, agricultural infrastructure is relatively weak with a poor capacity to resist natural disasters. Finally, the increase in production cost adversely affects the comparative benefit of food producing. The growing cost, including the increase in prices in energy resources, labor force and land, boost the increase in food price. Food production is gradually entering a high-cost era.

According to Food and Agriculture Organization of the United Nations (“FAO”), the global price soaring in basic food has triggered a new round of food crisis which is primarily due to the surging oil price and recent sharp incline in global cereal stock and will intensify the risk the supply crisis. According to USDA, it forecast a record price increase in farm-gate products and sequent food price inflation in 2011.

Growth of China's Agriculture Industry

              According to the USDA, China and the United States are among the world’s largest agricultural producers and exporters of agricultural products. China’s agriculture continues to change as it responds to the rising and increasingly sophisticated demands of domestic and foreign consumers, adapts small-scale farm structure to global food markets, and competes with other sectors for labor, investment capital, and scarce land and water resources.

              China’s agricultural products trade has increased by 63.8% to $92.3 billion dollars in 2009 from $56.4 billion dollars in 2005, which makes China become the third largest agricultural products trading nation worldwide. The market share in the United States (“U.S.”), Association of Southeast Asia Nations, and South America is stably rising; The market share in the European Union is essentially flat; West Asia and Africa are being actively expanded; and market share in Japan and Korea slightly declines. In this process, eastern China maintains its leading role and central China achieves steady development while northwest China (including Gansu Province) rises in excess of the average increase, which leads to a good balance in agricultural product trade and facilitates agricultural industry restructuring and comparative advantages among different regions.

ITEM 1 — BUSINESS - continued

Growth of China's Agriculture Industry - continued

Industry experts project that the total sales value and net income of agriculture products in China will reach a growth of 25% and 60%, respectively to each industry, since 2003.  China is the fifth largest market for U.S. agricultural products. The demand for agricultural products is increasing.  According to the USDA, China's estimated 300 million middle class consumers and rapid increase in demand for protein and feed ingredients helped drive its total agricultural imports to $43 billion in 2007 with the United States' share accounting for a quarter of the total, or $10.7 billion.  China's imports of agricultural products have quintupled since its accession to the WTO in 2001.

According to the USDA, production of fruits and vegetables has doubled over the past ten years.  We believe that the recent growth in premium agriculture products consumption in China is largely attributable the increased affordability of higher end products in China due to China’s economic growth and increased health and wellness consciousness. We expect these factors to continue to drive industry growth, especially in our primary markets – premium specialty deep processed food and agriculture by- products. We believe that such growth will not only increase the overall market size for these products, but will also benefit companies that are well positioned to sell in these markets.

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

•
Income taxes is exempted for agricultural enterprises and institutions (including the enterprises and institutions such as agriculture, land reclamation, agriculture and animal husbandry, fisheries, forestry, water conservancy, meteorology and overseas Chinese farms) engaging in planting and breeding industries and initial handling of agriculture and forest products.

CORPORATE DEVELOPMENT STRATEGY AND GROWTH

Our strategic plans include the reorganization and diversification of our product portfolio and steam-lining of our Company operations to focus on key business lines that have potential for long term growth into domestic and international markets. Through the reorganization plan, we intend to streamline management and began to structure the operations and internal controls to lay the foundation for global and international expansion.  We have enlisted many international experts and consultants as well as added key management with western and eastern business and finance experience. We are also in the process of implementing an enterprise system to upgrade internal and external communications and internal management controls.

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

Merger & Acquisitions Strategy

We are seeking strategic cooperation and acquisition opportunities with companies that own new technology, new distribution network and innovative management with high return.  One of our long term objectives is to generate revenue and build assets and long term distribution channels outside of China through merger and acquisitions.

We will primarily focus on acquiring companies that have a direct relationship to our existing businesses and industries.  A strict due diligence process is required and a feasibility study will be conducted to ensure these acquisitions will yield long term benefits and support the global expansion plan.

Industry related distribution companies will be targeted in all product categories which can expand our reach by opening channels and upgrade the overall logistics systems. Parameters will be set to stay in line with the master plan in relation to geographical markets and strategic positioning. Long term client relationships will justify the investment in solid quality distribution systems.

ITEM 1 — BUSINESS - continued

Merger & Acquisitions Strategy - continued

A major focus of our mergers and acquisitions strategy will be seeking profitable technologically advanced companies that have advantages and can be adopted by the Chinese operations. We believe by building from the outside - we expect to achieve our goal in becoming a global leader. Successful and innovative technologies will remain a key principle in our policies into the future. Developing these areas will be essential in maintaining a competitive advantage.

We plan to invest up to and in excess of $100 million to acquire speculative mining claims whose exploitation may never be possible if we don’t obtain the permit required by law and regulation and/or which may not be capable of being mined in a manner that permits the sale of the extracted minerals at a price in excess of the costs of extraction and/or processing and transportation. How the mining claims may be treated for financial reporting purposes will depend on the proven reserves of each such set of mining claims, costs of extraction and applicable federal and state securities and accounting laws. However, the entire investment will not have a material effect on the overall financial strength of the Company in case the investment therein is lost or not recoverable. Any such venture will not cause to violate any covenant in any borrowing or investment agreements. It will neither restrict our extensive operations in China nor our expansion and will not have a material effect on the share value of our shareholder’s common stock. While there are high risks involved in pursuing the acquisition and exploitation of mining claims and mining operations, there is also the potential for high rewards. We have sought the advice and counsel of recognized professionals involved in the mining industry to assist us in our evaluation of mining prospects brought to us by brokers and to document and guide us in any mining venture we might become involved with.

We intend to become a global leader by placing assets, revenues, and operations in several key geographical locations that will allow a balance of business. This balance will enable us to fluctuate with changing market demands and conditions, and place safeguards and position us to quickly make strategic decisions on profitability on a timely basis.

BUSINESS SEGMENTS

Our businesses primarily consist of farming and, to a lesser extent, cement manufacturing.   Our farming and food related products/premium specialty deep processed food and agricultural byproducts  contain numerous operating divisions that produce, process, market and distribute a variety of premium agricultural products grown in Northwest China.  As such, with the exception of Gansu Baiyin Agriculture and Reclamation Company, all other subsidiaries of the Company are primarily agricultural enterprises.  Included in our consolidated financial statements are results from the Company’s cement manufacturing business operations. For the years ended December 31, 2010 and 2009, this business contributed revenues totaling $5.43 and $4.83 million, respectively, which represents less than 1% of total consolidated sales for either year. The business volume of this segment has been and is expected to continue to remain relatively constant and is not significant to warrant separate segment reporting.  See Item 7.  Management’s Discussion and Analysis of Financial Condition & Results of Operations.

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

ITEM 1 — BUSINESS - continued

AGRICULTURAL PRODUCTS - continued

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

We generated approximately 22.2% of our revenues from field crop based products, 11.8% from vegetable based products, 36.5% from fruits, 16.9% from specialty crops, 7.4% from seeds, and 2.4% from poultry products and the residual from other production during the year ended December 31, 2010.

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

Each of our owned subsidiaries is considered an agro-base with several types of properties making up the operations. The seven agro-bases are made up of fields, orchards, hop houses “Green houses,” with infrastructure, processing and storage areas, irrigation systems & water storage, wind breaks, power generation plants and transmission lines to feed the agro base operations. Each company has standard storage for cultivation equipment and processing harvest materials as well as the necessary capabilities for packaging and pre-delivery storage.

ITEM 1 — BUSINESS - continued

Production Bases - continued

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

Each of our agro-bases has a company office where administrational functions take place. Total office space equals approximately 30,000 mu of land use rights of 70 years with about 34 average years left. Each agro-base administration office has a centralized system for supporting management and employees. Residence quarters for employees and managers are provided adjacent to offices, with medical, recreational, & food services. Schools are also part of the agro-base supporting employees' families as well as training centers for further education. In certain areas, high speed internet access is also available.

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

We also invested in several new hi-tech industrial projects including the introduction of the most advanced drip-irrigation system, through a joint venture with Netafim, a global leader in advanced drip irrigation systems, and Gansu Yasheng Industrial Group.  The facility has an annual capacity of 120 million meters, all of which is carried out according to Netafim technical standards. The facility offers irrigation systems and related technology that aid in the optimization of water and fertility of crops, which increases yields while lowering production costs.

The shift from traditional farming to modern, hi-tech precision agriculture is expected to make us the largest, high efficiency agriculture base in China.

Expansion of Production Capacity

We believe that an expansion of capacity is needed to satisfy increased demand for our products. In order to increase our production capacity, we must make capital investment to build additional cultivation bases and processing facilities to satisfy the projected demand of our products.

LOCATION

Our farms are mainly located in Gansu Province in China. The terrain in Gansu Province is long and narrow with very different geomorphologic landforms. The annual average rainfall is 100-300 mm with long hours of sunshine and sandy land.

ITEM 1 — BUSINESS - continued

LOCATION - continued

The irrigation water mainly comes from the Yellow River and the glacial mineral waters of the Qilian Mountains.  The soil and climate in Gansu Province are very suitable for the growth of potatoes, watermelons, tomatoes, barley, hops and orchards and other crops.  There is also low humidity in the air and large temperature difference between day and night. Such special climatic conditions not only reduce the occurrence of plant diseases and insect pests, but also increase the sugar density and starch accumulation in the fruits and crops of various types, resulting in producing high quality products.

As a result of global climate change, expected by 2020, an uptrend is expected of temperature and rainfall. Precipitation across the province shows a consistent increasing trend, which should increase by 0.82% ~ 7.63%, among which Jiuquan in the eastern part of the Gansu Province experiences more obvious increase in precipitation with an increase of 6% ~  7.63%. Temperature in all parts of Gansu Province will be higher.  The increased rate of the temperature is increasing slightly from east to west. Temperature increase range is between 0.68 degrees and 0.95 degrees. The temperature increase in the western region of Gansu Province is slightly higher than that in the other parts. We believe that the special climate change will be more conducive to the needs of agriculture illumination, temperature, and humidity.

Our operations are located in Gansu Province Northwest where the environment is not impacted by industrialization as much as other areas in China. What’s more, the country is moving to further preserve the land resources to sustain conditions to grow high quality products.

We utilize various irrigation methods, including drip irrigation, river irrigation, well irrigation, pipe irrigation (tube feeding), and sprinkler irrigation, etc. The irrigation water used for our company’s cultivated land located in the western part of Gansu Province is primarily from the snow glacial water of Qilian Mountains. The irrigation water used by our company’s cultivated land located in central and eastern parts of Gansu Province is mainly from upper Yellow River.

Among other things, 70% of our arable land has adopted drip irrigation with a focus on fruits, corn, cotton and hops. The crops adopting the methods of river irrigation, well irrigation and pipe irrigation (tube feeding) are mainly barley and wheat. The crops adopting sprinkler irrigation are mainly liquorices and alfalfa.

To conserve water resources and to alleviate the problem of water supply shortage, drip irrigation has become an increasingly popular choice. Modern drip irrigation technology can optimize water usage while enhancing plant beauty and health. It will control both biochemical and physical indices for crop and flower growth and allows precise adjustment of water, fertilizer and, insecticide usage. It also moderates the extreme cooling effects sometimes produced by flood-type irrigation. We have introduced the most advanced water-efficient drip irrigation techniques and equipment from Israel to ensure efficient water use on large-scale intensive agricultural projects in the fertile but water-scarce Hexi Corridor. The first drip irrigation project in Jiuquan region was completed in September 1998 and is now in successful production. We have now received government approval for and begun construction of a further 2,667 hectare arable and 667 hectare a hop farm both using drip irrigation.

Meanwhile, we have built four large reservoirs with a water storage capacity of 260,000 cubic meters each. The crops served by drip irrigation generally can get water-soluble liquid fertilizer through the drip irrigation system. These fertilizers mixed directly with irrigation water, fertilizing the crops through the drip irrigation plastic pipes. This irrigation solution can save water and labor cost while increasing the utilization of fertilizer.

In the course of cultivation, we make full use of drip irrigation and plastic mulching to plant our agricultural products. Its roles are hydra and heat preservation which has improved the utilization of fertilizer, reduced costs, and ultimately increased crop yield and quality. We have dedicated many resources to implementing modern agriculture techniques into the fields.

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

Production Development, Marketing, and Sales Coordination

Our business development, marketing, and sales team is made up of staff at the local, provincial, domestic and international levels. Our business development team works directly with intuitional buyers and coordinated production. Marketing and sales teams in different regions adapt strategies to the regions needs as well as interface with customers, business development, and directly to production bases. We have established customer direct communications with production bases with institutional buyer to ensure quality control, tracking, and delivery.

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

We currently sell our products to both distributors and direct customers across 18 provinces in China including: Gansu, Shanxi, Beijing, Shandong, Liaoning, Guangdong, Tianjin, Shanghai, Ningxia, Qinghai, Hebei, Inner Mongolia, Xinjiang, Jilin, Hubei, Guizhou, Xizang, and Hainan.  At December 31, 2010, we had approximately 200 distributors and 30 direct customers in China. We export our products indirectly through the Chinese companies with import and export qualification and licenses.

Our distributors sell our products to their various customers, including food processors, supermarkets and wholesale stores. Since 2002, we have been fully implementing the operation approach of “contracted management, unified purchase and sale”.  We begin to grow crops in March and April each year.  The harvest seasons are from the end of June to mid-November.  About 70% of our sales are sold across the country through the distribution network.  At the end of each year and at the beginning of the second year, supply and sale contracts of that year will be entered into between the retail traders and the subsidiaries.  In the contracts, purchase volume and products specifications will be determined generically, but the contracts do not determine the price for which the products will ultimately be sold. The price in the distribution contracts is usually determined by the market price of the year’s harvest seasons. In the busy farming seasons, as a result of large farms, we employ tens of thousands of temporary workers in order to ensure the timely completion of harvest task.

We typically enter into annual contracts with some of our distributors that are renewed at the beginning of the year.  We maintain stable relationships with our distributors, and many of them have been our distributors for more than three years. No customer or distributor accounted for more than 10% of our total revenue in fiscal year 2010.

We set up a trading company in 2010 to manage foreign investment and incoming revenues from overseas businesses and as well as to set up a new product development, sales, and marketing entities with domestic and international administration consolidated into the company. We believe that it will strengthen our sales and marketing, particularly the exporting of products.

RESALE SUPPLIERS

During the year ended December 31, 2010, we derived a substantial portion of the materials from which we produce our products for resale from many suppliers in Gansu and Northern China.  Dependence upon a limited number of suppliers poses business risks, which is one reason that we have a diverse choice of vendors for our operations. These suppliers make up seed, animal feed, fertilizer, agro business materials, incidental construction materials, and other related agriculture industry supplies companies.

ITEM 1 — BUSINESS - continued

COMPETITION

Since we are the largest agriculture company in Northwest China and provide premium quality products to the market, we believe we face little direct competition from Northwest of China. Most of our competitors are smaller-sized local farms or medium size food processing companies. Compared to these competitors, we believe we have more diversified products, higher production capacity and greater resources as well as long term strategic relationships with national clients. We are designated as a national strategic supplier of commodities and supported with long term contracts with major institutions.

Finding a competition model is difficult because our product portfolio is very diverse across six agricultural and food industry markets. Our business model is unique in the way that our agro bases cultivate, process, and distribute many agricultural products but also produce many byproducts.  However, we expect more competition to come from overseas as the WTO opens up the market to foreign competition. With increased international and domestic investment into medium enterprises, we anticipate that there may be more competition from niche enterprises focusing on high end products.

Some of Chinese major agriculture companies, such as Chaoda, continue to diversify their product portfolio focusing on industries related to us. We are also facing competition from the following companies:

•
China National Cereals, Oil and Foodstuffs Corporation (COFCO) operates many businesses, among them a food importer and exporter and a bottler for Coca-Cola products in mainland China. The company holds a monopoly on mainland China's grain trade, but COFCO's interests are diversified to include tea, wine, edible oils, canned food, confectionery, ingredients, livestock and meat, hotels, packaging, real estate, and finance. Nine major divisions and more than 30 subsidiaries offer brands including Fortune edible oils, jellied candies, Jojok meat, Great Wall wines, the Gloria Hotel Group, and Le Conte chocolate. COFCO is state-owned and under the administration of China's Assets Supervision and Administration Commission.

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

Competitive Position

All of our existing operations and manufacturing are located in the Northwest of China.  We benefit from the favorable operations and manufacturing environment in the Northwest of China, such as lower labor rates and lower raw material costs for most of our products compared to other areas in China and the world.  Our access to China’s operational and manufacturing environment advantages is one of our primary strengths.  The economies of scale play an important role in our products competitiveness in the market place.  We control vast land and natural resources that are integrated and utilized in the production of all our products.  This is an important factor in being competitive in the markets served.  The ongoing addition and implementation of state-of-the-art production and manufacturing technology, for both agricultural and industrial products, provides a buffer between us and the competition for the majority of our products.  Utilizing the most current production and manufacturing technology assures high quality and cost effective product.

Our Competitive Advantages

We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

•
Industry Trend Flexibility.  Our ability to adjust our agricultural structure and improve the quality of agricultural products have resulted in the comprehensive development of the agricultural economy. Planting structure has also been continuously optimized which has developed from traditional agriculture to cash crops. The production of the cash crops such as cotton, oil, sugar, hemp, fruits, vegetables and other crop production have aided in our rapid development of our products. The main agricultural products are concentrated on the predominance-areas and the level of quality of the agricultural products has been further enhanced.

•
Scale advantage over local competitors.  The PRC agriculture market currently is highly fragmented. We are larger than our domestic competitors when considering the Company's large diverse product portfolio, vast amounts of land under cultivation and abilities for industrial scale production volumes. This provides us with many competitive advantages, including the resources to ensure high quality products and better controls to secure consistent and reliable supplies to large customers.  Our scale and increasing nationwide market exposure supports development of our brand name.

ITEM 1 — BUSINESS - continued

Our Competitive Advantages - continued

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

•
Alignment with PRC Agriculture Development Policies.  We believe we can ensure sustained and stable growth of modern agriculture in the aspects of capital, technology and manpower, can speed up the process of industrialization of modern agriculture and export-oriented operations and can also enhance our international competitiveness. The development of our Company can adapt to China's development direction of agricultural policy. Based on our own funds each year, the Agricultural Development Bank of China can provide partial supporting funds.

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

•
Long Term Established Relationships.  Local, provincial and national long term relationships have been a key advantage for us as they have established long roots in Northwest China.  Our ability to take on challenges, to implement large scale projects, and to produce national leading products have earned us  much respect and confidence from the governmental and other business leaders in China. We have been honored as one of the top leading industrial companies in China, therefore receiving preferential policies and most favored abilities to take on new projects promoted by the Central Government.

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

•
Extensive Sales and Distribution Network.  Our extensive sales and distribution network allows us to reach a wide range of customers all over the nation. As of December 31, 2010 we had approximately 110 major regional distributors in 18 provinces. Our distributors sell our products through their own network in the region to their various customers, including food processors, supermarkets and wholesale stores. We have a stable and effective group of distributors who helped to sell our products all over China.

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

•
High Tech Irrigation Techniques.  Our drip irrigation also allows for the most efficient water application while keeping the costs down. Ground and runoff water come from the upper reaches of the Yellow River or Qilian Mountain glaciers, therefore lowering the impact of pollution coming into the water table. Gansu province has a direct water source and is not downstream from neighboring industrial provinces.

•
Significant Barriers for New Competitors.  We have spent the past three decades investing significant resources to acquire land, build infrastructure, research and development to grow our business. A new competitor would need to acquire large tracts of land within the same geo agro conditions we have to develop the same type of diverse product line. The new competitor would have to deal with numerous local and provincial government agencies and current land tenants to secure leases and land use rights needed for large scale operations. If the competitor was able to secure the land, it would need a substantial amount of time, investment, and resources to bring operations up to our capacity. It would also take a lot of time for the competitor to reach profitable operations.

ITEM 1 — BUSINESS - continued

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

ITEM 1 — BUSINESS - continued

Trademarks

We own eight PRC registered trademarks, "YASHENG", "TIAO SHAN", "XIA HE QING", "LV JIA", "XING WEI", “LIN DAN”, “JING TAI”, “TAI YU”

 EMPLOYEES

As of December 31, 2010, we had over 15,000 employees. The majority of employees are based in China, and approximately 6 employees or contract employees are based in our U.S. headquarters.   Some of our employees in China are members of a labor union.  Among all the employees, approximately 77% employees are farm workers, 7% employees are salespeople, 5% employees are management staff, and 11% are technical staff.

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

•
Unemployment Insurance.  We pay to the national employment administration entities an amount equal to 1% of payroll.   Any dismissed employee thereby receives a specified amount of family-support funds for a designated period.

•	Housing Surplus Reserve. We pay to the national housing fund administrative entities an amount equal to 10% of payroll for deposit into the employees' future housing allowance accounts.

RESEARCH AND DEVELOPMENT

Our research and development of new products is primarily conducted through Yasheng Academy of Sciences and Yasheng Research Institute of Agricultural Technology, as well as several pilot and testing and training programs within our operations.  Yasheng Academy of Sciences and Yasheng Research Institute of Agricultural Technology are quasi-governmental entities that assist in the development of food products promote the development of the region. Yasheng Academy of Sciences and Yasheng Research Institute of Agricultural Technology are funded approximately 80% by the Company and the balance by the Chinese government.

We have also established outside research and development capabilities through cooperation with the International Hops Association, Mexico’s wheat and grain development department, as well as other industry associations, to continue growth with high-edge technologies.   We also work directly with food processors to develop products that meet the technical and quality demands of food and beverage producers, such as the Company’s cooperation with Pepsi and KFC to develop a hybrid potato strains or hops pellets for national brewery Tsingtao Beer.

Through our association with Gansu Yasheng, we have been able to gain strategic advantages through education and research.  Yasheng Group Science Academy undertakes intense research into the agriculture industry which is eventually used within our operations. This has allowed us to make great advances in many sectors of our Company. This institute works closely with the National Institutes in coordination for advancement of China's agriculture industry. The Science Academy has five departments: Applied Agriculture Technology, Biology, Trans-Genetic, Chinese Medicine Research, Information Technology, and New Biology Material Research.

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

Most of our products have been certified "green food" by national standards. Standards of quality and safety of agricultural products include the whole process of agricultural production. They are standards of agricultural products varieties, as well as the environmental standards of manufacturing location, production and processing technical specifications, product classification, safety and hygiene, packing, storage and transit. We have been implementing and practicing “The Food Safety Law of the People’s Republic of China,” and incorporating international standards and procedures to meet the quality and food safety requirements of many markets.

Our products have strict quality assurance measures. For example, our hops, beer barley, cotton, potatoes and other products go through intense inspection and testing by the “PRC National Quality Inspection Bureau”.  Our hops and beer barley have to meet strict standards for national beer manufacturers who have special hops and barley quality standards, such as acid content, color and purity. Our potatoes are mainly used for producing starch and mashed potatoes with high demands on the starch content and utilize certain strains designated by our customers, such as KFC, Pepsi, and McDonalds.

Tracking Systems

We have implemented different levels of tracking for each industry and product.  These systems allow our products to be traced back to the agro base and farm plot of origin and can be crossed check by our reports from our production management and technical support team.  This allows for quick and efficient identification of the source of any problem and allows for quick correction or measures to ensure safety.

Standardized Cultivation

Assuring food safety and quality controls is dependent on a system of standardized cultivation that can produce consistent products in size and flavor that are safe to consume. We implement quality control measures to ensure that through the production process from start to finish our management, technicians and labor force follow these guidelines.

Seeds, Clones, and Sprouts

Seeds, clones, and sprouts from inception are tested and trialed to ensure consistent traits in growing performance, size, appearance, flavor, and nutrition. At this stage of cultivation, the Company's technical and production management team intend to be actively involved in assuring the standards are met.

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

 Pest and Disease Controls

The production management and technical management team regularly inspects each operation for potential problems for pest or disease. We have established a specific pest and disease management system to focus on this vital part of a successful harvest and delivery to our clients. We utilize the following techniques to minimize and control any pest or disease issues.

ITEM 1 — BUSINESS - continued

•	Physical inspection is done utilizing many methods such as anti-pest nets, light and other traps, sticky boards, and other techniques to minimize where pests and disease can flourish.

•
Biological methods are also implemented utilizing natural predators to the other harmful pest, as well as organisms to fight off this ongoing problematic issue. The Company also utilizes natural methods such as planting other plants, such as, herbs, spices, and hemp, next to the main crops that naturally ward off pests.

•
We practice responsible crop management that maintains a healthy and sustainable atmosphere for our cultivation operations. This reduces the risk of pest and disease by providing the optimal conditions for our production to be hardy to withstand threats from pest and disease.  This is where implementation of crop rotation and utilizing quality seeds, spouts, or transplants come into effect.

Bio Friendly Pesticides

We utilize many methods to reach an optimal cultivation atmosphere to avoid using pesticides.   We utilize pesticides only when needed as a last choice.  We reduce the need for toxic pesticides and in many cases our cultivation practices do not use them at all.  We take every measure we believe is necessary to protect our products and the environment.  We develop other bio friendly pesticides that are utilized in our operations and plans to develop retail products for the Agro business pesticides supplies industry.  It is the policy of the Company to avoid any use of pesticides known to harm the quality of the product, soil, water system, or human work force. The selection of the geographic location of our production bases is also important. Part of our location selection criteria for our operations is a dry climate and in an area that has an environment that lessens the possibilities of attacks.

Harvesting

Harvesting is one of the most important stages of cultivation.  We employ strict harvesting techniques to ensure product safety and quality. An entire crop can be lost or damaged because of bad harvest management.  We approach this stage with care by directing a combination of resources designed to assure success by creating a system of checks and balances.  The production management team, technicians, and harvest labor force work in close coordination to properly choose the optimal time to begin harvesting and establishing the deadlines for completion. The production managers organize and arrange for timely and secure transportation to the first stage processing area. This process is also documented and recorded with the other stages of cultivation.

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

Storage and Distribution

Our diverse product portfolio requires little storage accept for short term storage.   We have also established cold and dry storage facilities for products that have those demands. All facilities are regularly inspected and follow PRC and ISO standards for cleanliness, organization, and safe working environments. Quality control measures implemented by the production and technical management team continue all the way until the product is delivered to the customer desired location. These procedures are recorded in reports and filed for upper management's review and consideration.

Responsible Crop Planning and Rotation

Each agro-base is established to create a diverse product line as a balanced system within the staple needs of industrial agriculture. One product supports the growth of the other in coordination with other factors.

ITEM 1 — BUSINESS - continued

Responsible Crop Planning and Rotation - continued

On an average, each base has four (4) to five (5) product focuses and a balance of supporting products that are rotated to sustain a healthy soil base. Utilizing horticulture grazing can also add value. By soil testing, the management team determines the land's ability to handle the needs of the prospective crop. One of our advantages is vast amounts of land and the ability to rotate and create alternative plots while other soils rehabilitate by growing alfalfa or something similar.

SEASONALITY

Affected by seasonal agricultural production, our business is seasonal. Our harvest seasons are from the end of June to mid-November. In the harvest seasons of crops, if the prices of various agricultural products demand a competitive low price as a result of competition, we will store our products, such as fruits, until the second year’s Spring Festival waiting for the supply and demand to be appropriately adjusted so that prices of agricultural products can, in turn, be adjusted to an ideal price.   The seasonal nature impact on our farming products are minimized by these practices.

As a result of seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and of our gross profit during certain quarters of the year.  The sales price of our agricultural products items fluctuate throughout the year due to the supply of and demand for each particular item, as well as the pricing and availability of other agricultural items, many of which are seasonal in nature.

REGULATORY ISSUES AND POLICIES

Since substantially all of our operations are based in China, we are regulated by all levels of governments of the People's Republic of China, including central government, provincial government, and local governments.  We are generally subject to state, local laws and regulations relating to the business, environment, health, and safety.  Specifically, we are subject to the following:

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

Regulations Relating to Business

Our operations are conducted through our subsidiaries which are subject to the laws of People’s Republic of China.  The practical effect of China's legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the accounting laws and regulations of China mandate accounting practices which are not consistent with U.S., Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China's accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations' Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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

Regulations Relating to Land

There is no private ownership of land in China. All land in China is either state-owned or collectively owned, depending on the location of the land. All land in the urban areas of a city or town is state-owned, and all land in the rural areas of a city or town and all rural land is, unless otherwise specified by law, collectively owned. The state has the right to reclaim land in accordance with law if required for the benefit of the public. Although all land in the PRC is owned by the state or by collectives, private individuals and businesses and other organizations are permitted to hold, lease and develop land for which they are granted land use rights.  Land use rights can be obtained from the government for a period up to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the Chinese State Land Administration Bureau upon payment of the required land transfer fee. We have received the necessary land use right certificates for our operating facilities as further described in Item 2 –Properties.

 Regulations Relating to Foreign Currency

In addition, we are also subject to PRC’s foreign currency regulations. The PRC government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies. Although foreign currencies which are required for current account transactions can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government.

ITEM 1 — BUSINESS - continued

Costs and Effects of Compliance with Environmental Laws and Regulations

We do not face any significant government regulation in connection with the production of our products. We do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

Although we utilize many methods to reach an optimal cultivation atmosphere to avoid using pesticides, the use and disposal of some chemicals and pesticides are inherent aspects of our production operations. These activities and other aspects of production are subject to various environmental laws and regulations in the People’s Republic of China.   We are not a party to any dispute or legal proceeding relating to environmental matters where we believe that the risk associated with the dispute or legal proceeding would be material.  We regularly monitor and review our operations, procedures, and policies for compliance with these laws and regulations. We have made substantial capital investments in our facilities to ensure compliance with environmental and regulatory laws. We believe that our operations are in substantial compliance with the laws and regulations and that there are no violations that would have a material effect on us. Therefore, we do not anticipate that there will be any substantial costs associated with the compliance of environmental laws and regulations.

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

Our agricultural operations are concentrated in Gansu Province.  This area is subject to occasional periods of drought.  Crops require water in different quantities at different times during the growth cycle. The limited water resource at any given point can adversely impact production.  Although we have deployed drip irrigation systems for our crops, the uncontrollable weather conditions may affect our agricultural productions.

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

Because our agricultural products are commodities, we are not able to predict with certainty what price we will receive for our products.  Additionally, the growth cycle of such products in many instances dictates when such products must be marketed to achieve the maximum profitability.  Excessive supplies tend to cause severe price competition and lower prices throughout the industry affected.  Conversely, shortages may drive the prices higher. Shortages often result from adverse growing conditions which can reduce the availability of the agricultural products affected.  Since multiple variables can affect supply and demand, we cannot accurately predict or control from year to year what prices, either favorable or unfavorable, it will receive from the market.

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

Although the PRC government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, we are unable to assure that:

•	The PRC government will continue its pursuit of economic reform policies;
•	We will be able to capitalize on economic reforms;
•	The economic policies, even if pursued, will be successful;
•	Economic policies will not be significantly altered from time to time; and
•	Business operations in China will not become subject to the risk of nationalization.
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

Our Common Stock presently trades on the OTCQB Market (OTC Market, Inc.) under the symbol “YHGG.”  It also trades on Deutsche Börse under the symbol "YSF.DE". We cannot assure you, however, that such markets will continue or that you will be able to liquidate your shares acquired at the price you paid or otherwise.  We also cannot assure you that any other market will be established in the future.  The price of our common stock may be highly volatile and your liquidity may be adversely affected in the future.

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

As of December 31, 2010, approximately 78% of our shares of outstanding common stock were held by Gansu Yasheng.  We expect our principal shareholder to continue to use its interest in our common stock to direct our management, to significantly influence the election of our entire board of directors, to determine the method and timing of the payment of dividends also limited by debt covenants, to determine substantially all other matters requiring shareholder approval and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the common stock at a premium over their market price and may otherwise adversely affect the market price of the common stock.  In addition, Gansu Yasheng may affect certain corporate transactions such as a merger without seeking the other shareholders approval.

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

We own 2,600 square meters of office building in No. 609, East Binghe Road, Lanzhou City, Gansu Province, 3,670 square meters of commercial building in Jiuquan City, Gansu Province.

 Our eight operating subsidiaries have over 250,000 acres of land, with land use rights for 70 years. This includes 55,000 acres are being used for cultivation of crops and has been in use for 35 years. The land use rights are renewable at the end of the each period. This land is spread out from one end of Gansu Province to the other within the eight companies.

Gansu Tiaoshan Group Co., Ltd., as subsidiary, owns 1,342 square meters of office building in Yitiaoshan Town, Jingtai County, Gansu Province, 87,342 square meters of area for production and processing, 60,000 acres of land includes such as distillery, woolen jumper factory, cement factory, preserved fruit factory, honey factory, chicken farm, orchard, plantation and ranch, and cultivates.

Gansu Xiaheqing Industrial Group Co., Ltd., as subsidiary, owns 3,670 square meters of large department store in Jiuquan City, Gansu Province, 50,000 acres of land includes malt processing factory and hops processing factory, and cultivates.

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

ITEM 4 — REMOVED AND RESERVED

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTCQB (OTC Markets Inc.) under the symbol “YHGG”.  The following table shows the range of the high and low bid for our common stock as reported by OTCQB for each quarterly period within the two most recent fiscal years is set forth below:

	Bid Prices
	High	Low
2010
Quarter ended December 31, 2010	$3.25	$1.89
Quarter ended September 30, 2010	$2.30	$1.55
Quarter ended June 30, 2010	$2.85	$0.65
Quarter ended March 31, 2010	$0.70	$0.50

2009
Quarter ended December 31, 2009	$0.85	$0.65
Quarter ended September 30, 2009	$0.90	$0.50
Quarter ended June 30, 2009	$1.03	$0.32
Quarter ended March 31, 2009	$0.52	$0.10

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Market Information - continued

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Our common stock also trades on Deutsche Börse under the symbol "YSF.DE". Investors must be aware of the fact Deutsche Börse is subject to the high Europe-wide transparency standards and strict provisions for investor protection on EU-regulated markets.

Stockholders

As of Dec. 31, 2010, the number of stockholders of record was approximately 320, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors has approved a 2006 Equity Incentive Plan (the “Equity Incentive Plan”).  The purpose of the Equity Inventive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financials success.  Since the Equity Incentive Plan was never formally adopted by the shareholders, the Equity Incentive Plan expired on its terms. No awards were ever issued under the Equity Incentive Plan. We plan to prepare a new equity incentive plan for future approval.

Recent Sales of Unregistered Securities

None.

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

Overview

Yasheng Group (YHGG) is a holding company that operates eight subsidiaries comprised of twenty operating entities making up a group of leading producers of premium specialty agriculture products in China.

We specialize in developing, processing, marketing, and distributing a variety of food products processed primarily from premium specialty agriculture products grown in Northwest China from six primary agricultural types: Field Crops, Vegetables, Fruits, Special Crops, Seeds and Poultry. We have been producing our premium specialty Agriculture products for over 30 years and with some of our entities for over 40 years, to become the largest most well established agriculture company in Northwest China.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overview - continued

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

We generated approximately 22.2% of our revenues from field crop based products, 11.8% from vegetable based products, 36.5% from fruits, 16.9% from specialty crops, 7.4% from seeds, and 2.4% from poultry products and the residual from other production for the year ended December 31, 2010.

The following discussion of our operating performance is based upon the 2010 and 2009 financial statements and the agriculture industry within the PRC.

Growth of China's agriculture industry. China is currently the world’s largest agricultural economy and a leading importer and exporter of agricultural products. China’s agricultural sector continues to change as it responds to the rising and increasingly sophisticated demands of domestic and foreign consumers, adapts small-scale farm structure to global food markets, and competes with other sectors for labor, investment capital, and scarce land and water resources. We believe agriculture product consumption in China will continue to grow due to increased affordability of agriculture processed products in concert with China’s economic growth and increased health and wellness consciousness. We expect these factors to continue to drive industry growth, especially in our primary markets. Such growth will not only increase the overall market size for processed products, but will also greatly benefit companies such as us that are well positioned to sell into these markets.

PRC Government Policy Promoting the Development of the Agriculture Industry. In the PRC central government’s eleventh five-year guideline, the central government emphasized its determination to solve the problems of farmers, boost modern agriculture and increase rural affluence. After the onset of the economic crisis in late 2008, the PRC Ministry of Agriculture (“MOA”) also stated its objective to promote agriculture commercialization. We believe that our business model is structured within the framework of these MOA initiatives and that government policies will continue to have a positive impact on the sale of our products.

High-tech Agriculture. We own the land use rights to over 100,000 acres of arable land that are cultivated using the latest scientific technologies to produce a wide variety of agricultural products. In addition we have invested in several new hi-tech industrial projects including the introduction of the most advanced drip-irrigation system, through a joint venture with Netafim, a global leader of advanced drip irrigation systems, and GanSu Yasheng Industrial Group. The facility has an annual capacity of 120 million meters, all of which is carried out according to Netafim technical standards. The facility offers irrigation systems and related technology that aids in the optimization of water and fertility of crops, which increases yields while lowering production costs.

Apart from farming, we operate processing plants that produce super grade malt and granulated hops in large volume which we supply for leading brewers in China with long term supply contracts, including Tsingtao Beer, Yanjing Beer and Zhujiang Beer.

The shift from traditional farming to modern, hi-tech precision agriculture is expected to make us the largest, high efficiency agriculture base in China.

Product Offering and Pricing. Agriculture products have been and are expected to remain our primary product base. We are a national strategic commodity supplier for China and continue to expand into high end markets with quality agriculture products. Our product pricing remains competitive principally because of our vast amount of resources, available low cost labor, high tech agriculture practices, and long standing relationships with our customers. In the future we plan to continue to focus on higher margin deep processed products and have begun implementing a strategic plan to expand our product line with by-products from our core cultivated agro raw materials such as hops extract, flavorings, deep potato processing, organic fertilizers, animal feeds, eco-friendly pesticides, and bio energy. The gross margins for our agriculture products for the years ended December 31, 2010 and 2009 were approximately 12.5% and 11.4%, respectively.

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

Seasonality and the growing season. As with an agricultural operation, we experience seasonality in our business. The harvest season for our agriculture products are generally from late June to mid November every year, except a smaller amount of product grown during winter in greenhouses.

Reduction in income taxes. We are exempted from income taxes for our agricultural products.

Expansion of our production capacity. Expansion of our capacity is needed to satisfy increased demand for our products. In order to increase production in a meaningful way capital investment will be needed to build additional capacity to satisfy the projected demand of our products.

            Cement manufacturing business segment. Included in our consolidated financial statements are results from the Company’s cement manufacturing business operations. For the years ended December 31, 2010 and 2009, this business contributed revenues totaling $5.43 and $4.83 million respectively which represents less than 1% of total consolidated sales for either year. The business volumes of this segment have been and are expected to continue to remain relatively constant and are not significant to warrant separate segment reporting.

Effects of inflation. Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in agriculture products and continually maintain effective cost control in operations.

Results of Operations

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
	Dollars	% of Sales	Dollars	% of Sales
	(000's)		(000's)

Net Sales	$849,454	100.0%	$739,630	100.0%
Costs of Goods Sold	743,601	87.54	655,376	88.6
Gross profit	105,853	12.46	84,254	11.4
Sales and marketing expenses	1,491	0.2	1,299	0.2
General and administrative expenses	3,549	0.4	3,092	0.4
Interest expense	2,354	0.3	2,466	0.3
Other income	727	0.1	1,667	0.2
Net income	$99,186	11.7	$79,064	10.7

The functional currency of our operations is the Chinese RMB which is being reported in US Dollars for financial statement reporting purposes. The results of operations reported in the table above are based on an average exchange rate of 6.62 RMB to $1 US for the year ended December 31, 2010 and an average exchange rate of 6.88 RMB to $1 US for the year ended December 31, 2009.

Net Sales. We generate sales from our farm and side line products. Net sales for the year ended December 31, 2010 increased $ 109.9 million, or 14.9% to $849.5 million as compared to $739.6 million for the year ended December 31, 2009. The increase in net sales was attributable to higher yields and a better product mix coupled with better pricing on agricultural products, particularly potatoes, cotton and fruits. The significant year-over-year revenue growth is primarily a result of price increases which was driven by greater demand for our products in the domestic market. We also benefitted from expanded distribution channels serving this market.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations - continued

Cost of Goods Sold. Our cost of goods sold consists primarily of the costs of raw materials, labor, overhead and sales tax. Cost of sales for the year ended December 31, 2010 increased by a marginal $88.2 million, or 13.5%, to $743.6 million from $655.4 million for the year ended December 31, 2009.  Due to management’s continued heightened focus on cost control exercised throughout production and the increase in product prices, costs grew less than the sales. This was despite the fact that our production was adversely affected by heavy snow storms from January through May of this year in Northwest China, which disrupted our planting and consequently increased production costs.

Gross Profit and Gross Margin. Our gross profit for the year ended December 31, 2010 increased $ 21.6 million, or 25.6% to $105.9 million from $84.3 million for the year ended December 31, 2009. The margin improvement was a result of better production and higher product pricing. The increase in product price contributes significantly to the gross profit progress.

Sales and Marketing Expenses. Our sales and marketing expenses for the year ended December 31, 2010 remained almost level at with an increase on $0.2 million as compared to the prior year ended December 31, 2009 due principally to management’s continued emphasis on cost control.

General and Administrative Expenses.  Our general and administrative expenses for the year ended December 31, 2010 grew $0.5 million as compared to the prior year ended December 31, 2009, also due principally to management’s continued heightened focus on cost control.

Interest Expenses and Other Income. Our interest expense remained constant at $2.4 million, and other income decreased to $0.7 million, respectively for the year ended December 31, 2010 as compared to the prior year ended December 31, 2009.

Liquidity and Capital Resources

The following table provides information about our net cash flows for the financial statement periods presented in this report (amounts in thousands of U.S. Dollars).

	Year Ended December 31,

	2010	2009

Net cash provided by operating activities	$51,143	$39,648
Net cash used in investing activities	(42,113)	(17,561)
Net cash used in financing activities	(8,576)	(21,998)
Cash and cash equivalents at beginning of the period	8,010	7,880
Cash and cash equivalents at end of period	10,117	8,010

Net cash provided by operating activities was $51.1 million for fiscal year 2010 as compared to $39.6 million for fiscal year 2009. Net cash provided by operating activities was higher during the current year in relation to the prior year principally because of increases in net sales and reductions in the amount of account receivables outstanding. Net cash used in investing activities was $42.1 million for fiscal year 2010 as compared to $17.6 million in fiscal year 2009. The increase was attributed to assets purchase. Net cash used in financing activities was $8.6 million for calendar year 2010 compared with $22.0 million for calendar year 2009. The decrease was attributed to less debt repayment during the current year as compared to the previous year.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources - continued

We believe that our cash on hand and cash flows from operations will meet our expected capital expenditure and working capital for the next 12 months. In addition, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

            As of December 31, 2010 and for the three years then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), to ensure that information required to be disclosed by the Company in the reports filed or submitted by us under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, or persons performing similar functions, to allow timely decisions regarding required disclosure.

In our last annual report for fiscal year 2009, we concluded our disclosure controls and procedures were not effective because we did not timely file our periodic reports. However, on August 13, 2010 we completed filing our past due periodic reports. What’s more, the Company took active actions to remedy its disclosure controls and procedures, including but without limitation to, allocate more management and financial personnel with U.S. GAAP experience and outside financial counsels as well as supporting staff, to maintain and reinforce our internal controls and procedures. We monitor the disclosure controls and procedures through our internal self-assessments program. As a result, our reports have been filed on a timely basis after we finished filing our past due reports. Based on our evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting.

History

In 2004 GanSu Yasheng Salt Industrial Group established Yasheng Group, a California Corporation to prepare for a listing on a U.S. stock exchange, access international markets, and implement the company’s expansion plans.

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

Due to a lack of the PCAOB registered auditor, on September 6, 2006,  we filed Form 15-12g, required by Rules 12g-4, 12h-3 and 15d-6 of the General Rules and Regulations under the Securities Exchange Act of 1934.  We are in the process of bringing all of our quarterly and annual reports current. On March 15, 2010, we started this process by filing our Form 10-K for the fiscal year ending December 31, 2004. On August 13, 2010, we finished filing our past due reports.

 Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2010.

As a Smaller Reporting Company, the Company is exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 which requires the independent auditor of a public company to issue an attestation report on the Company’s internal control over financial reporting and management’s assessment of those controls under Section 404(a).

ITEM 9A (T). CONTROLS AND PROCEDURES - continued

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal control over financial reporting will prevent all errors and all frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurances that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

Since the first quarter of our 2010 fiscal year, we began to implement the remedial measures described above; including but without limitations to: hiring financial professionals and supporting staff in both U.S. and China; intensifying the interaction and cooperation between our U.S. and China offices; launching special employee training sessions with a focus on internal control; enhancing the design and documentation of our internal control policies and procedures to ensure appropriate controls over our financing reporting.

Excepted as described above, there were no changes in our internal control over financial reporting during our fiscal year of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. — OTHER INFORMATION

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

Name	Age	Position Held	Date Appointed/Elected

Zhou Chang Sheng	69	Chairman and Chief Executive Officer	1998
Wu Mei Ping	40	President/Director	2003
Wang Deng Fu	54	Director	1998
Zhuang Hai Yun	41	Director and Chief Financial Officer	2004
Wang Xitian	55	Director	2007
He Shurong	54	Director	2007
Wei Lefu	62	Director	2007
Yang Shengniu	51	Director	2008
Wei Tingwu	44	Director	2010
Yang Baoquan	44	Director	2010
Zhang Xinmin	41	Director	2010
Liu Darong	44	Director	2010
Wang Anxue	56	Director	2010

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Biographies

Mr. Zhou Changsheng. Founder and Chairman of Yasheng Group, Mr. Zhou leads the overall operation and management of the Company. He is also a standing council member of International Hops Grower Association and holds many other positions in industrial and agricultural trade associations. From May 1987 to May 1997, Mr. Zhou served as Chairman of Gansu Yasheng Salt Industry (Group) Co., Ltd. Subsequently, he served as Chairman of the Board of Gansu Yasheng Industrial (Group) Co., Ltd. from June 1997 to May 2006. Mr. Zhou holds a Ph.D. in Business Administration. Mr. Zhou, a Senior Economist, has over 40-years experience in several fields: agriculture, chemicals, biotechnology, management, and finance.

Wu Mei Ping. Ms. Wu is President of YaSheng Group and sits on the Board of Directors. She also holds an honorary PhD in Architecture and a master of Business Administration. Ms. Wu practiced architecture for many years and designed dozens of significant buildings throughout Northwestern China. She is an accomplished and published artist. Ms. Wu has worked for YaSheng Group for over seven years and has been an active business leader in the bay area of California for eight years. She has accumulated extensive experience in operation and management. Ms. Wu is also Honorary Principal of Silk Road Fine Art Research Institution.

Mr. Zhuang Haiyun. Mr. Zhuang has served as both the Chief Financial Officer and Director of the Company since March 2007. Between February 2005 and May 2006, Mr. Zhuang was the Chief Financial Officer of Gansu Salt Industrial Group. From December 2003 to March 2007, he served as the Chief Financial Officer of Yasheng Group. Mr. Zhuang was the General Accountant of Gansu Salt Industrial Group from June 1998 to November 2003. Mr. Zhuang holds a bachelor degree in Accounting. Mr. Zhuang, a Senior Accountant, has over 15-years experience in business administration and finance of agriculture industry.

Mr. Wang Dengfu. Mr. Wang became the Director of the Company in 2003. From June 2000 to May 2008, he served as a Director and subsequently Chairman of Gansu Yasheng Industrial Group Co., Ltd. From June 1997 to May 2000, Mr. Wang was the Deputy General Manager and later General Manager of Gansu Yasheng Salt Industrial Group Co., Ltd.  Between May 1987 and May 1992, Mr. Wang was a Director and subsequently Chairman of Gansu Jinsheng Industrial Co., Ltd. Mr. Wang holds a MBA degree. Mr. Wang, a Senior Economist, has more than 30-years experience in business management and finance of agriculture and chemicals industry.

Mr. Wang Xitian. Mr. Wang became a Director of the Company in March 2007. From March 2006 to August 2009, he was Secretary of Party Committee of Gansu Yasheng Industrial (Group) Co., Ltd.  From May 1992 to May 2008, Mr. Wang served as Managing Director of Gansu Agricultural Reclamation Zhangye Farm. Mr. Wang holds a Bachelor degree in Business Administration. He has over 25-years experience in operation and management of agriculture industry and is recognized as an innovative leader in transforming the industry.

Mr. Wei Lefu. Mr. Wei became a Director of the Company since March 2007. From June 1990 to May 2007, he was Office Director of Gansu Yasheng Salt Industrial Co., Ltd.  From 1995 to 2001, he served as both Deputy General Manager and Chief Financial Officer of Gansu Agricultural Reclamation Shopping Center. From March 1985 to May 1990, Mr. Wei served as Office Director of the Financial Department of Gansu Yasheng Shengdi Bay Farm. With a degree in Accounting, Mr. Wei has more than 30-years experience in management and finance of agriculture industry.

Ms. He Shurong. Ms. He became a Director of the Company in March 2007. From April 2003 to February 2007, Ms. He served as Chief Officer of Organization Department of Gansu Yasheng Salt Industry Group Ltd. From July 1985 to 2003, she served as a teacher and subsequently Section Chief of Studies of University of Gansu Radio and Television at Yasheng. Ms. He holds a master degree. Ms. He, an Administration Engineer, has more than 25-years experience in administration, finance and business.

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Biographies - continued

Mr. Yang Shengniu. Mr. Yang became a director of the Company in March 2008. He has been a Director and subsequently Chairman of Gansu Yasheng Salt Industry Co., Ltd. since June 2008. From May 1995 to May 2008, Mr. Yang was Office Chief of Gansu Reclamation Industrial Co., Ltd.  Mr. Yang holds a Bachelor degree and has more than 25-years experience in agriculture, business administration and management.

Mr. Wei Tingwu. Mr. Wei has served as General Manager and Engineering Technical Director for Lanzhou Jiaoda Engineering Consulting Co., Ltd. since March 2009, where he has overseen the development and construction of many large projects throughout China. Previously, from 1997 to 2009, Mr. Wei was Technical Director with Jiuquan City Project Construction Inspection Center. He is a Senior Engineer. Mr. Wei has over 20-years experience in engineering supervision and administrative management. Mr. Wei is currently a member of the Audit Committee.

Mr. Yang Baoquan. Mr. Yang was the Chief Technology Officer for the Jiuquan Botanical Garden from 2001 to 2010. From 1987 to 1999, Mr. Yang served as an engineer and subsequently Technical Director for the Jiuquan City Forestry Bureau. Mr. Yang received a Bachelor’s Degree from Gansu Agriculture University, majoring in Forestry and Ecological Protection. Mr. Yang is a Senior Engineer. He has over 20-years experience in the fields of ecological protection and administrative management. He is currently both Chairman of the Compensation Committee and a member of Corporate Governance and Nominating Committee.

Mr. Zhang Xinmin. Mr. Zhang is a licensed attorney and certified public accountant in China. For the past five years Mr. Zhang has worked at the Jiuquan Yangguan Law Firm as a senior attorney and simultaneously with the Jiuquan Hongzheng Accounting Firm as a certified public accountant. Mr. Zhang has acted as counsel on numerous substantial corporate transactions and is expert in the area of internal control and financial audit. Mr. Zhang has been practicing law for over 12 years and holds a L.L.B degree. Mr. Zhang is currently an independent director of the Board. He also serves as both Chairman of the Audit Committee and a member of Corporate Governance and Nominating Committee.

Mr. Liu Darong. Mr. Liu has served as Chairman and legal representative with Akesai County Granite Stone Material Factory from 1995 to present, During this period, Mr. Liu took a leading role in stone material program with many large projects, including Mo Gao Grotto at Dunhuang. From 1988 to 1994, Mr. Liu was Vice Major with Gansu Qingshui County. Mr. Liu has over 20-years experience in project and administrative management. Mr. Liu is currently an independent director of the Board. He also serves as both Chairman of the Corporate Governance and Nominating Committee and a member of the Compensation Committee.

Mr. Wang Anxue. Mr. Wang has served as a Senior Engineer with the Suzhou Municipal Water Affairs Bureau in China from 2000 to 2010, in charge of water resources engineering survey and design. During the period, he won a Second Prize in Science and Technology Progress at Gansu Province level. Previously, from 1986 to 2000, Mr. Wang served as the Corp Secretary for Jiuquan Dayu Co., Ltd., a listed company in China. Mr. Wang is a Senior Engineer. He holds a Bachelor’s Degree in Engineering. Mr. Wang has over 25 years experience in survey and administrative management. Mr. Wang currently is an independent director. He also serves as both a member of the Compensation Committee and a member of the Audit Committee.

Code of Ethics

We have a written code of conduct that applies to all of our employees, including our directors, Chairman of the Board and Chief Executive Officer, and Chief Financial Officer. Our Code of Conduct is distributed to all employees, is available on our website at www.yashenggroup.com –select the “Investor Relations” link and then the “Corporate Governance” link.

A copy of our Code of Conduct may also be obtained, without charge, upon written request to:

Investor Relations, Yasheng Group,  805 Veterans Boulevard Suite 228  Redwood City  California 94063

Any amendment to our Code of Conduct and any waiver applicable to our executive officers or senior financial officers will be posted on our website within the time period required by the SEC.

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Audit Committee and Audit Committee Financial Expert

 Our Board of Directors has established an audit committee composed entirely of independent directors with the financial literacy, knowledge and experience to provide appropriate oversight. Our Audit Committee Charter is available on the Company’s website at www.yashenggroup.com - select the “Investor Relations” link and then the “Corporate Governance” link and is also available in print to any shareholder who requests a copy.

The Board of Directors has determined that Mr. Zhang Xinmin, Chairman of our Audit Committee, satisfies the criteria adopted by SEC to serve as “audit committee financial experts”. The Board of Directors has determined that Zhang Xinmin, Wei Tingwu and Wang Anxue, constituting all members of our Audit Committee, are independent directors with the requirements of the Exchange Act.

None of the Company’s directors serves on the audit committee of more than three public companies.

Compensation Committee

Our Board of Directors has established a compensation committee comprised entirely of independent directors. Mr. Yang Baoquan has been appointed as Chairman of our Compensation Committee since September 24, 2010. Our Compensation Committee Charter is available on the Company’s website at www.yashenggroup.com - select the “Investor Relations” link and then the “Corporate Governance” link and is also available in print to any shareholder who requests a copy.

Our Compensation Committee is composed entirely of independent directors who are “outside directors” for purpose of Section 162(m) of the Internal Revenue Code and “non-employee directors for purposes of Section 16 of the Exchange Act.

None of the Company’s directors serves on the compensation committee of more than three public companies.

Governance Committee and Nominations to the Board of Directors

Our Board of Directors has established a corporate governance and nomination committee comprised entirely of independent directors. Mr. Liu Darong has been appointed as Chairman of our Compensation Committee since September 24, 2010. Our Corporate Governance and Nomination Committee Charter is available on the Company’s website at www.yashenggroup.com - select the “Investor Relations” link and then the “Corporate Governance” link and is also available in print to any shareholder who requests a copy.

The Board of Directors has determined that Mr. Liu Darong, Yang Baoquan and Zhang Xinmin, constituting all members of our Corporate Governance and Nomination Committee, are independent directors with the requirements of the Exchange Act. The Board of Directors has determined that Yang Baoquan, Liu Darong, Wang Anxue, constituting all members of our Audit Committee, are independent directors with the requirements of the Exchange Act.

None of the Company’s directors serves on the corporate governance and nomination committee of more than three public companies.

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

ITEM 11 — EXECUTIVE COMPENSATION - continued

Summary Compensation - continued

All of our executive officers and directors who are also our employees receive the employee benefits disclosed under “Employees” under Item 1-Business.

The following table sets forth information regarding all forms of compensation earned by the named executive officers during the fiscal years ended December 31, 2010 and December 31, 2009, respectively.

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	All Other Compensation		Total

Zhou Changsheng, CEO	2010	$30,000		$-0-	$-0-	$-0-	$18,000	(2)	$48,000
	2009	$30,000		$-0-	$-0-	$-0-	$18,000	(2)	$48,000
Wu Meiping, President	2010	$120,000	(1)	$-0-	$-0-	$-0-	$-0-		$120,000
	2009	$120,000	(1)	$-0-	$-0-	$-0-	$-0-		$120,000
Zhuang Haiyun, CFO	2010	$20,000		$10,000	$-0-	$-0-	$-0-		$30,000
	2009	$10,000		$5,000	$-0-	$-0-	$-0-		$15,000
(1)Ms. Wu was entitled to $120,000 per annum but only received  $30,000 during 2010 and 2009.
(2) Mr. Zhou receives certain housing, travel and auto allowances in the aggregate amount of approximately $18,000 per year.

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers held any unexercised stock options at December 31, 2010.  As of December 31, 2010, there were no outstanding stock awards.

Director Compensation Table

Our directors do not receive cash compensation for their services.  Our directors received no compensation during the year ended December 31, 2010 for serving as directors.

Employment Agreements

We have employment agreements with our officers or employees who also serve as directors.  Messrs. X. Wang, D. Wang, Wei and Yang and Ms. He each received approximately $12,000 per year paid by Gansu Yasheng for serving as our employees or employees of our subsidiaries.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2010, on which date there were 155,097,355 shares of common stock issued and outstanding. The information in this table provides the ownership information for:

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Shares Underlying Convertible Securities (1)	Total	Percent (2)
Directors and Named Executive Officers(3)
Zhou Chang Sheng (2)	121,842,733	0	121,842,733	78.6%
Wu Mei Ping (4)	11,100,000	0	11,100,000	7. 2%
Fu Wang Deng	n/a	0	n/a	n/a	%
Hai Yun Zhuang	n/a	0	n/a	n/a	%
Wang Xitian	n/a	0	n/a	n/a	%
Wei Lefu	n/a	0	n/a	n/a	%
He Shurong	n/a	0	n/a	n/a	%
Yang Shengniu	n/a	0	n/a	n/a	%
Directors and executive officers as a group persons	132,942,733	0	132,942,733	85.8%
5% or more Beneficial Owners
Gansu Yasheng Salt Chemical Industrial Group, Ltd (3)	121,842,733	0	121,842,733	78.6%
Gansu Tiaoshan Agriculture Industrial Commerce Group, Ltd. (5)	8,000,000	0	8,000,000	5.1%	%

(1)	Based on 155,097,355 shares of our common stock outstanding as of Dec. 31, 2010.
(2)	Unless otherwise indicated, the business address of each of our directors and executive offices is Yasheng Mansion, 105 Qin’an Road, Lanzhou, Gansu, China.
(3)	Represents 121,842,733 shares owned by Gansu Yasheng Salt Chemical Industrial Group for which Mr. Zhou serves as legal representative and has voting control.
(4)	The address for this beneficial owner is 805 Veterans Blvd., Suite 228, Redwood City, California 94063.
(5)	Represents 8,000,000 shares owned by Gansu Tiaoshan Agriculture Industrial Commerce Group, Ltd which Mr. Luo Sheng Jing serves as legal representative and has voting control.

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

Parent

Gansu Yasheng is our parent of the Company and controls us by its ownership of approximately 78% of our voting securities of the Company.  Many of the directors of Gansu Yasheng also serve as our directors.  Messrs. X. Wang, D. Wang, L. Wei and S. Yang and Ms. He each received $12,000 paid by Gansu Yasheng per year for serving as our employees or employees of our subsidiaries.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE - continued

Director Independence

In making independence determinations, the Board of Directors observes all criteria for independence established by the SEC and other governing laws and regulations. The Board has determined that to be considered independent, a director may not have any direct or indirect material relationships with the Company. In making a determination of whether a material relationship exists, the Board considers all relevant facts and circumstances, including but not limited to the director’s commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships.

Consistent with these considerations, the Board has reviewed all relationships and material transactions between the Company and the members of the Board and their respective affiliated companies and has affirmatively determined that the non-management directors below are independent:

Zhang Xinmin, Liu Darong, Wei Tingwu, Zhang Baoquan, Wang Anxue

None of the non-management directors conducted any transactions or had any relationships with the Company in 2010.

None of the non-management directors receives any fees from the Company other than those received in his or her capacity as a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Audit Fees

Audit Fees.  Our auditors for the years ended December 31, 2010 and 2009 were Gansu Hongxin, Certified Public Accountants Co., Ltd., Lanzhou, China.  The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2010 and the review of our quarterly reports for such year amounted to approximately RMB $1,150,000. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2009 and the review of our quarterly reports for such year, amounted to approximately RMB $1,050,000.

Audit Related Fees. For the years ended December 31, 2010 and December 31, 2009, we paid $0 and $0, respectively, to Gansu Hongxin for other audit related fees.

Tax Fees.  For the years ended December 31, 2010 and December 31, 2009, we paid $0 and $0, respectively, to Gansu Hongxin for tax fees.

All Other Fees.   For the years ended December 31, 2010 and December 31, 2009, we paid $0 and $0, respectively, to Gansu Hongxin for all other fees.

The above-mentioned fees are set forth as follows in tabular form:

	2010	2009

Audit Fees	RMB $1,150,000	RMB $1,050,000
Audit Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

There have been no non-audit services provided by our independent accountant for the year ended December 31, 2010.

Pre-Approval Policies and Procedures

All audit and non-audit services performed by our auditors must be approved in advance by our Board to ensure that such services to not impair the auditor’s independence from us.  Our Board has approved all audit and non-audit services provided by the independent auditors for the fiscal year ended December 31, 2009.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheet	F-2

	Consolidated Statements of Operations	F-3

	Consolidated Statement of Stockholders’ Equity	F-4

	Consolidated Statement of Cash Flows	F-5

	Consolidated Statement of Comprehensive Loss	F-6

	Notes to Consolidated Financial Statements	F-7

(a)(2)	Schedules .

All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or the notes thereto.

(a)(3)	Exhibits .

The information required by this Item is set forth in the section of this Annual Report entitled "EXHIBIT INDEX" and is incorporated herein by reference.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YASHENG GROUP

Dated: March 24, 2011	By:	/s/ Zhou Chang Sheng
Zhou Chang Sheng
Chief Executive Officer (Principal Executive Officer)

Dated: March 24, 2011	By:	/s/ Zhuang Hai Yun
Zhuang Hai Yun
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 24, 2011	By : /s/ Wang Deng Fu
Wang Deng Fu
Director

Dated: March 24, 2011	By: /s/ Mei Ping Wu
Mei Ping Wu
Director

Dated: March 24, 2011	By: /s/ Wang Xitian
Wang Xitian
Director

Dated: March 24, 2011	By: /s/ He Shurong
He Shurong
Director

Dated: March 24, 2011	By: /s/ Wei Lefu
Wei Lefu
Director

Dated: March 24, 2011	By: /s/ Yang Shengniu
Yang Shengniu
Director

Dated: March 24, 2011	By: /s/ Wei Tingwu
Wei Tingwu
Director

Dated: March 24, 2011	By: /s/ Yang Baoquan
Yang Baoquan
Director

Dated: March 24, 2011	By: /s/ Zhang Zinmin
Zhang Xinmin
Director

Dated: March 24, 2011	By: /s/ Liu Darong
Liu Darong
Director

Dated: March 24, 2011	By: /s/ Wang Anxue
Wang Anxue
Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Acquisition By and Between Nicolas Investment Company, Inc, and Yasheng Group dated June 13, 2004 (1)
3.1	Articles of Incorporation of YaSheng Group (2)
3.2	Amended and Restated Bylaws of YaSheng Group dated September 24, 2010 (3)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
99.1	Charter of the Audit Committee (4)
31.2	Charter of the Compensation Committee (4)
32.1	Charter of the Corporate Governance and Nominating Committee (4)
____________

* Filed herewith
(1) Incorporated by reference to Form 8-K filed with the SEC on June 18, 2004
(2) Incorporated by reference to Form 8-K filed with the SEC on July 16, 2004
(3) Incorporated by reference to Form 8-K filed with the SEC on October 18, 2010
(4) Incorporated by reference to Form 8-K filed with the SEC on October 14, 2010
(4) Incorporated by reference to Form 8-K filed with the SEC on October 14, 2010
(4) Incorporated by reference to Form 8-K filed with the SEC on October 14, 2010

YASHENG, GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yasheng Group:

We have audited the accompanying consolidated balance sheets of Yasheng Group and its subsidiaries (the “Company”) as of December 31, 2010, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yasheng Group and its subsidiaries as of December 31, 2010, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China
February 25, 2011

Yasheng Group 2010 Financial Results
YASHENG GROUP
CONSOLIDATED BALANCE SHEETS
	Year Ended December 31,

	2010	2009	2008

ASSETS	849,454,265	739,630,043	736,213,299
Current assets:
Cash and cash equivalents	10,116,750	8,010,017	7,880,338
Accounts receivable, net	76,240,589	71,216,566	64,616,646
Inventories	103,588,885	75,332,668	70,357,148
Prepaid and other current assets	4,538,059	4,673,279	4,762,327

Total current assets	194,484,282	159,232,530	147,616,459

Equity and other investments	193,974	190,402	190,509

Property, plant and equipment, net	404,385,526	393,776,831	403,954,071

Construction in progress	6,664,773	5,446,595	5,823,620
Intangible assets, net	985,004,893	958,065,063	945,931,378
Other long term assets	276,361,639	232,711,379	224,002,445

Total assets	1,867,095,086	1,749,422,800	1,727,518,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	44,593,435	55,031,294	65,925,273
Short term loans	15,099,582	19,606,983	25,761,947
VAT Tax payable	988,429	1,142,638	1,205,555
Current portion of long term debt	7,518,868	9,796,158	25,228,661
Other current liabilities	801,140	1,170,455	1,365,609

Total current liabilities	69,001,454	86,747,529	119,487,044

Long term debt	2,441,364	3,220,335	3,579,453
Long term payable	37,359,986	51,643,382	77,168,451

Total liabilities	108,802,804	141,611,245	200,234,948

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355	155,097,355
Accumulated other comprehensive income	291,678,383	240,383,631	238,919,350
Retained earnings	1,311,516,545	1,212,330,569	1,133,266,828

Total stockholders’ equity	1,758,292,283	1,607,811,555	1,527,283,533

Total liabilities & stockholders' equity	1,867,095,086	1,749,422,800	1,727,518,481

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008

Net sales	849,454,265	739,630,043	736,213,299

Cost of goods sold	743,600,855	655,376,444	655,007,437

Gross profit	105,853,410	84,253,599	81,205,861

Operating expenses:
Sales and marketing	1,490,933	1,298,979	1,298,127
General and administrative	3,548,949	3,091,676	3,087,467
Total operating expenses	5,039,882	4,390,655	4,385,594

Operating profit	100,813,528	79,862,944	76,820,267

Interest expense	2,354,175	2,465,698	2,487,221

Other income (expense）	726,623	1,666,495	1,662,433

Income before income tax expense	99,185,975	79,063,741	75,995,479
Income tax expense

Net income	99,185,975	79,063,741	75,995,479

Basic earnings per share	0.64	0.51	0.49
Weighted average number of shares	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income	99,185,975	79,063,741	75,995,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,035,968	8,753,216	8,699,320
Others	(15,885,871)	(25,597,399)	(5,058,787)
Changes in assets and liabilities:
Accounts receivable	(2,814,198)	(6,539,356)	(3,611,194)
Inventories	(25,918,671)	(4,909,575)	9,357,306
Prepaid and other current assets	280,230	93,512	(203,685)
Accounts payable	(12,128,737)	(10,945,564)	(15,302,753)
Tax payables	(189,664)	(64,047)	(1,442)
Accrued expenses and other current liabilities	(422,357)	(206,640)	67,878
Net cash provided by operating activities	51,142,675	39,647,889	69,942,124

Investing activities:
Purchase of assets	(42,115,807)	(17,560,924)	(141,958,706)
Investments	2,336	286	8,903
Net cash used in investing activities	(42,113,471)	(17,560,638)	(141,949,803)

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Increase (decrease) in debt	(8,575,957)	(21,997,732)	(30,572,953)
Net cash provided by financing activities	(8,575,957)	(21,997,732)	(30,572,953)

Effect of exchange rate change on cash and cash equivalents	1,653,486	40,160	87,986,470

Net increase (decrease) in cash and cash equivalents	2,106,733	129,679	(14,594,162)

Cash and cash equivalents at beginning of period	8,010,017	7,880,338	22,474,500
Cash and cash equivalents at end of period	10,116,750	8,010,017	7,880,338

Supplemental disclosures:
Cash paid for interest	2,742,518	3,808,767	3,805,201
Cash paid for income taxes

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009	2008

Net income	99,185,975	79,063,741	75,995,479
Other comprehensive income:
Foreign currency translation adjustment	51,294,752	1,464,281	87,986,470
Total other comprehensive income	51,294,752	1,464,281	87,986,470

Total comprehensive income	150,480,727	80,528,022	163,981,949

The accompanying notes are an integral part of these statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance as of January 1, 2008	155,097,355	1,057,271,349	150,932,880	1,363,301,584
Net income		75,995,479		75,995,479
Foreign currency translation			87,986,470	87,986,470

Balance as of December 31, 2008	155,097,355	1,133,266,828	238,919,350	1,527,283,533
Net income		79,063,741		79,063,741
Foreign currency translation			1,464,281	1,464,281

Balance as of December 31, 2009	155,097,355	1,212,330,569	240,383,631	1,607,811,555
Net income		99,185,975		99,185,975
Foreign currency translation			51,294,752	51,294,752

Balance as of December 31, 2010	155,097,355	1,311,516,545	291,678,383	1,758,292,283

The accompanying notes are an integral part of these consolidated financial statements.

Yasheng Group
Notes to Consolidated Financial Statements

1.	Organization and nature of operations

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

Yasheng Group
Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies - continued

Buildings and improvements                                                   20 - 40 years

Farming facilities                                                                               10 years

Machinery and equipment                                                                7 years

Transportation and other facilities                                           3 - 15 years

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

Intangible assets consist of land use rights and are recorded at cost. Under PRC’s current property rights regime, use rights for specified periods (e.g., 40 to 70 years) can be obtained from the state through the up-front payment of land use fees. The fees are determined by the location, type and density of the proposed development. This separation of land ownership and use rights allows the trading of land use rights while maintaining state ownership of land. The Company has over 250,000 acres of farming land that are utilized for grazing, cultivation, and reclamation, of which 55,000 acres are under cultivation using the latest scientific technologies to produce a wide variety of agricultural products.

Land use rights are amortized over 70 years using the straight-line method.

(k)	Impairment of long-lived assets

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

(l)	Investments

Investments consist primarily of less than 20% equity positions in non-marketable securities and are recorded at lower of cost or market.

(m)	Foreign currency translation

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

(n)	Income taxes

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

(o)	Earnings per share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the year. The Company has no potentially dilutive shares for the periods shown.

(p)	Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company's business.

(q)	Advertising expense

The Company expenses advertising as incurred. Advertising expenses amounted to $664,410, $546,114, and $517,207, for year 2010, 2009, and 2008, respectively.

(r)	Comprehensive income

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

Yasheng Group
Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies - continued

(s)	Value added tax (VAT）

Value added tax is a consumption tax levied on value added. While the standard VAT rate in PRC is 17%, the Company's agricultural subsidiaries enjoy a reduced VAT rate of 4%.

(t)	Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements. See Note 6 – Fair Value Measurements.

On July 1, 2009, we adopted guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009 which have been none.

On July 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

Yasheng Group
Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies - continued

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

(t)  Fair Value of Financial Instruments

The carrying amounts of accounts receivable, accounts payable, other liabilities, and short-term borrowings approximate their fair value due to the short-term maturity of these instruments. Long term debt approximates fair value as its interest rates approximates market interest rates.

3.	Accounts receivable

Accounts receivable are recognized and carried at original invoice amount outstanding less an allowance for doubtful accounts. The activity in the Accounts Receivable was as follows:

December 31st	Gross Balance at end of year	Allowance for doubtful accounts	Net Balance at end of year

2008	68,012,174	3,395,528	64,616,646
2009	74,956,916	3,740,350	71,216,566
2010	80,244,805	4,004,216	76,240,589

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

Year Ended December 31st	Beginning Balance	Charged to costs and expenses	Write offs and other	Ending Balance
2008	3,202,891	192,637		3,395,528
2009	3,395,528	344,822		3,740,350
2010	3,740,350	263,866		4,004,216

4.	Inventories

The major classes of inventory: raw materials, packaging materials, products in process, finished goods, stocks, low-value consumable goods, materials in transit as well as others.

Yasheng Group
Notes to Consolidated Financial Statements

4.	Inventories - continued

The following is a breakdown of the major categories of inventories.

Breakdown of Inventories

	2010	2009	2008
Raw material	20,332,343	14,910,866	13,930,715
Finished Goods	54,707,652	39,620,483	36,990,271
Low-value consumable goods	14,125,571	10,167,090	9,498,215
Packaging material	9,451,710	6,964,229	6,508,036
Maintenance material	4,971,609	3,670,000	3,429,911

Total for the year	103,588,884	75,332,668	70,357,148

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

Property, plant and equipment	2010	2009	2008

Buildings and improvements	95,277,965	92,735,509	91,616,116
Farming facilities	86,988,378	84,494,131	83,472,461
Machinery and equipment	11,133,849	10,934,251	10,795,997
Transportation and other facilities	277,371,758	269,793,603	266,541,793

Total	470,771,950	457,957,494	452,426,368

Accumulated Depreciation	2010	2009	2008

Total	66,386,424	64,180,663	48,472,297

Yasheng Group
Notes to Consolidated Financial Statements

6.	Other long term assets

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

8.	Profit appropriation

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

9.	Concentration of risks

The operations of the Company are substantially located in the PRC and accordingly, investing in the shares of the Company is subject to among others, the PRC’s political, economic and legal risks.

10.	Income taxes

The Company and all of its agricultural subsidiaries are exempt from income taxes in the PRC. The Company has not filed an income tax return in the US.

Yasheng Group
Notes to Consolidated Financial Statements

11.	Debt

The Company obtains secured lending from the banks using the following two types of arrangements, collateral and guarantee. Collateral is loans secured against the assets of the Yasheng Group, while guarantee is loans provided with the guarantee from a third party.

(a) Long term debt

	Collateral	Guarantee	Total	Maturity
2008	1,742,077	1,837,376	3,579,453	3 years
2009	1,567,335	1,653,000	3,220,335	3 years
2010	1,191,364	1,250,000	2,441,364	3 years

(b) Current portion of long term debt

	Collateral	Guarantee	Total	Interest rate
2008	16,567,359	8,661,302	25,228,661	7.02%
2009	6,433,158	3,363,000	9,796,158	7.02%
2010	5,018,868	2,500,000	7,518,868	7.02%

(c) Short term debt

	Collateral	Guarantee	Total	Maturity	Interest rate
2008	15,887,084	9,874,863	25,761,947	1 year	6.69%
2009	12,090,983	7,516,000	19,606,983	1 year	6.69%
2010	9,099,582	6,000,000	15,099,582	1 year	7.27%

12.	Employee benefit plans

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

The aforesaid items are for employee's benefits and should be accounted for as the Company's expenses.

Yasheng Group
Notes to Consolidated Financial Statements

12.	Employee benefit plans - continued

E.  China contribution plan.

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

13.    Stockholders' Equity

The Company issued no new shares during the years 2010 and 2009.

14.	Quarterly Information (Unaudited)

	31-Mar	30-Jun	30-Sep	31-Dec	Total
Revenue	168,319,589	191,285,443	255,590,303	254,258,930	849,454,265
Gross Profit	18,443,467	20,989,622	33,790,942	32,629,379	105,853,410
Net Income	17,137,981	19,819,883	31,651,593	30,576,518	99,185,975
Basic/Diluted EPS	0.11	0.13	0.20	0.20	0.64

15.	Segment information

With the exception of Baiyin Cement Plant, all other subsidiaries of the Company are agricultural enterprises. The construction materials is less than one percent is not therefore a segment for accounting purposes, but is shown below for informational purposes.

Net Sales	2010	2009	2008

Construction material	5,434,519	4,838,960	4,786,778

Farming	844,019,745	734,791,083	731,426,521

Total	849,454,265	739,630,043	736,213,299

16.	Operating leases

The Company has no operating leases for the periods shown.

Yasheng Group
Notes to Consolidated Financial Statements

17.	Earnings per share

The components of basic earnings per share are as follows:

		Years Ended December 31st,
	2010	2009	2008
Net income available
For common shareholders	99,185,975	79,063,741	75,995,479

Weighted average shares
of common stock	155,097,355	155,097,355	155,097,355

Basic earnings per share	0.64	0.51	0.49