Form 10-K/A
period 2010-12-31
Yasheng Group
filed 2011-04-05
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
1st Amended

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

YASHENG GROUP

Dated: April 5 , 2011	By:	/s/ Zhou Chang Sheng
Zhou Chang Sheng
Chief Executive Officer (Principal Executive Officer)

Dated: April 5 , 2011	By:	/s/ Zhuang Hai Yun
Zhuang Hai Yun
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 5, 2011	By : /s/ Wang Deng Fu
Wang Deng Fu
Director

Dated: April 5 , 2011	By: /s/ Mei Ping Wu
Mei Ping Wu
Director

Dated: April 5 , 2011	By: /s/ Wang Xitian
Wang Xitian
Director

Dated: April 5 , 2011	By: /s/ He Shurong
He Shurong
Director

Dated: April 5 , 2011	By: /s/ Wei Lefu
Wei Lefu
Director

Dated: April 5 , 2011	By: /s/ Yang Shengniu
Yang Shengniu
Director

Dated: April 5 , 2011	By: /s/ Wei Tingwu
Wei Tingwu
Director

Dated: April 5 , 2011	By: /s/ Yang Baoquan
Yang Baoquan
Director

Dated: April 5 , 2011	By: /s/ Zhang Zinmin
Zhang Xinmin
Director

Dated: April 5 , 2011	By: /s/ Liu Darong
Liu Darong
Director

Dated: April 5 , 2011	By: /s/ Wang Anxue
Wang Anxue
Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Acquisition By and Between Nicolas Investment Company, Inc, and Yasheng Group dated June 13, 2004 (1)
3.1	Articles of Incorporation of YaSheng Group (2)
3.2	Amended and Restated Bylaws of YaSheng Group dated September 24, 2010 (3)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
99.1	Charter of the Audit Committee (4)
31.2	Charter of the Compensation Committee (4)
32.1	Charter of the Corporate Governance and Nominating Committee (4)
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

YASHENG GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008

Net sales	849,454,265	739,630,043	736,213,299

Cost of goods sold	743,600,855	655,376,444	655,007,437

Gross profit	105,853,410	84,253,599	81,205,861

Operating expenses:
Sales and marketing	1,490,933	1,298,979	1,298,127
General and administrative	3,548,949	3,091,676	3,087,467
Total operating expenses	5,039,882	4,390,655	4,385,594

Operating profit	100,813,528	79,862,944	76,820,267

Interest expense	2,354,175	2,465,698	2,487,221

Other income (expense)	726,623	1,666,495	1,662,433

Income before income tax expense	99,185,975	79,063,741	75,995,479
Income tax expense

Net income	99,185,975	79,063,741	75,995,479

Basic earnings per share	0.64	0.51	0.49
Weighted average number of shares	155,097,355	155,097,355	155,097,355

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