Form 10-Q
period 2011-03-31
Yasheng Group
filed 2011-05-13
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

☐ Yes ☒ No

State issuer’s revenues for its most recent fiscal year (12/31/10).$ 849,454,265.

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

☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 155,097,355  (3-31-11).

YASHENG GROUP

PART I   FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Yasheng Group
Redwood City, California

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of March 31, 2011, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Yasheng Group and subsidiaries as of December 31, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and in our report dated February 25, 2011 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Gansu Hongxin Certified Public Accountants Co., Ltd.

Lanzou, China

April 25, 2011

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	10,245,418	10,116,750
Accounts receivable, net	77,053,845	76,240,589
Inventories	99,841,502	103,588,885
Prepaid and other current assets	4,410,198	4,538,059

Total current assets	191,550,963	194,484,282

Equity and other investments	195,935	193,974

Property, plant and equipment, net	406,238,503	404,385,526
Construction in progress	6,755,433	6,664,773
Intangible assets, net	994,298,592	985,004,893
Other long term assets	297,283,243	276,361,639

Total assets	1,896,322,669	1,867,095,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	41,341,463	44,593,435
Short term loans	13,727,045	15,099,582
VAT Tax payable	966,372	988,429
Current portion of long term debt	6,664,794	7,518,868
Other current liabilities	783,413	801,140

Total current liabilities	63,483,087	69,001,454

Long term debt	2,354,058	2,441,364
Long term payable	34,625,781	37,359,986

Total liabilities	100,462,926	108,802,804

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	309,458,686	291,678,383
Retained earnings	1,331,303,702	1,311,516,545

Total stockholders’ equity	1,795,859,743	1,758,292,283

Total liabilities & stockholders' equity	1,896,322,669	1,867,095,086

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2011	2010

Net sales	195,328,043	168,319,589

Cost of goods sold	173,900,159	149,876,123

Gross profit	21,427,884	18,443,467

Operating expenses:
Sales and marketing	353,565	325,243
General and administrative	897,992	773,825
Total operating expenses	1,251,557	1,099,068

Operating profit	20,176,326	17,344,399

Interest expense	640,665	623,012

Other income (expense）	251,496	416,594

Income before income tax expnse	19,787,157	17,137,981
Income tax expense

Net income	19,787,157	17,137,981

Basic earnings per share	0.13	0.11
Weighted average number of shares	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	19,787,157	17,137,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,280,370	2,171,088
Allowance for doubtful accounts	2,221	74,514
Others	(3,111,999)	(5,282,145)
Changes in assets and liabilities:
Accounts receivable	(44,513)	(1,493,270)
Inventories	4,794,899	400,996
Prepaid and other current assets	173,750	183,263
Accounts payable	(3,698,353)	(2,683,998)
Tax payables	(32,052)	(15,198)
Accrued expenses and other current liabilities	(30,389)	(9,977)
Net cash provided by operating activities	20,121,091	10,483,256

Cash flows from investing activities:
Purchase of assets	(17,527,402)	(7,787,828)
Investments	-	2,267
Net cash used in investing activities	(17,527,402)	(7,785,562)

Cash flows from financing activities:
Issuance of common stock
Dividends paid
Increase (decrease) in debt	(2,567,327)	(3,193,973)
Net cash provided by financing activities	(2,567,327)	(3,193,973)

Effect of exchange rate change on cash and cash equivalents	102,303	2,230

Net increase (decrease) in cash and cash equivalents	128,665	(494,050)

Cash and cash equivalents at beginning of period	10,116,750	8,010,017
Cash and cash equivalents at end of period	10,245,415	7,515,968

Supplemental Disclosures:
Cash paid for interest	640,665	623,012
Cash paid for income taxes

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation, Organization and Business

         The accompanying unaudited condensed consolidated financial statement (“statements”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Yasheng sells its products through an extensive nationwide sales and distribution network covering 18 provinces and over 100 cities in China. Products are also sold directly to food processors as well as processed internally by the company and then resold to supermarkets or other distributors, or further processed for retail food distribution. The Company also sells many of its products fresh within Gansu province as well as nationally to food processors and distributors, or directly to supermarkets. Customers are based primarily in China and include national and international leading companies. Products are also sold as feed for livestock, ingredients for Chinese traditional medicines as well as other important ingredients in the food industry.

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

	03/31/2011	12/31/2010

Buildings and improvements	$96,245,467	95,277,965
Farming facilities	87,871,273	86,988,378
Machinery and equipment	11,241,770	11,133,849
Transportation	280,218,104	277,371,758
Total	475,576,614	470,771,950
Less: Accumulated Depreciation and amortization	69,338,111	66,386,424
Net	$406,238,503	404,385,526

(k)	Intangible assets

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

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (“RMB”). The financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighed average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

(u)	Value added tax (VAT)

Value added tax is a consumption tax levied on value added. While the standard VAT rate in PRC is 17%, the Company's agricultural subsidiaries enjoy a reduced VAT rate of 4%.

3.	Inventories

The major classes of inventory: raw materials, packaging materials, products in process, finished goods, stocks, low-value consumable goods, materials in transit as well as others.

The following is a breakdown of the major categories of inventories.

	March 31, 2011	December 31, 2010

Raw material	$19,606,788	$20,332,343
Finished Goods	52,801,820	54,707,652
Low-value consumable goods	13,617,293	14,125,571
Packaging material	9,054,699	9,451,710
Supplies and other	4,760,902	4,971,609
Total	$99,841,502	$103,588,885

4.	Other long term assets

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report for the year ended December 31, 2010.

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

RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Dollars (000's)	% of Sales	Dollars (000's)	% of Sales
Net Sales	$195,328	100%	$168,319	100%
Costs of Goods Sold	173,900	89%	149,876	89%
Gross profit	21,428	11%	18,443	11%
Sales and marketing expenses	354	0.2%	325	0.2%
General and administrative expenses	898	0.5%	774	0.5%
Interest expense	641	0.3%	623	0.4%
Other income	251	0.1%	417	0.3%
Net income	$19,787	10%	$17,138	10.2%

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented remained generally unchanged and were 6.5564 RMB to 1 USD for the three months ended March 31, 2011 and 6.8263 RMB to 1 USD for the three months ended March 31, 2010.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net Sales. Sales are generated primarily from our farming operations and related side line products in China. Net sales for the three months ended March 31, 2011 increased marginally by $27 million, or 16.05% to $195.3 million as compared to $168.3 million for the three months ended March 31, 2010. These comparisons show that our sales in the first quarter have grown more significantly than the same period in 2010. The overall increases in net sales are primarily a result of the soaring price of agricultural products attributable to the general economics in China. We also benefited from our expanded marketing network which covers more provinces with more distributors and direct clients. In addition, our traditional holiday season-the Chinese Spring Festival (“CSF”) contributed much to the increase in net sales although the first quarter for the Company is an offseason quarter in total.

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies. Cost of goods sold for the three months ended March 31, 2011 increased by a marginal $24 million or 16.03%, to $173.9 million from $149.88 million for the three months ended March 31, 2010. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production, the increase in cost Is mainly due to the rise in the price of materials.

Gross Profit and Gross Margin. Our gross profit for the three months ended March 31, 2011 increased $3.0 million or 16.30% to $21.4 million from $18.4 million for the three months ended March 31, 2010. The improved margin was primarily a result of the surge in the product price. And the CSF also contributed much to the gross profit progress.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2011 increased $28,322 or 8.71% to $353,565 as compared to $325,243 in the prior three months ended March 31, 2010. The increase in the expenses is primarily due to more promotional activities held during the CSF.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2011 increased $124,167 or 16.05% to $897,992 from $773,825 for the three months ended March 31, 2010.The increase in the expenses primarily due to the price hike related to the general economics in China. It is also a result of the increase in the employee welfare and public relation fee before the CSF.

Interest Expenses and Other Income. Our interest expense for the three months ended March 31, 2011 increased $17,653 or 2.83% to $640,665 as compared to $623,012 in the prior three months ended March 31, 2010. Our other income for the three months ended March 31, 2011 decreased $165,098 or 39.63% to $251,496 as compared to $416,594 in the prior three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $10.3 million and working capital of $128.1 million. This compared to cash and cash equivalents of $10.1 million and working capital of $125.5 million as of December 31, 2010. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Three Months Ended March 31,
	2011	2010

Net cash provided by operating activities	$20,121	$10,483
Net cash used in investing activities	(17,527)	(7,786)
Net cash used in financing activities	(2,567)	(3,194)
Effect of foreign currency translation on cash and cash equivalents	102	2
Cash and cash equivalents at beginning of the period	10,117	8,010
Cash and cash equivalents at end of period	10,245	7,516

Net cash provided by operating activities was $20.1 million for the three months ended March 31, 2011 as compared to $10.5 million for the three months ended March 31, 2010. Net cash used in investing activities was 17.5 million for the three months ended March 31, 2011 as compared to $7.8 million for the three months ended March 31, 2010. Net cash used in financing activities was $2.6 million for the three months ended March 31, 2011 compared with $3.2 million for the three months ended March 31, 2010.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Off-Balance Sheet Arrangements

As of March 31, 2011 and for the three months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

New Accounting Standards

See Note 2 to the Consolidated Financial Statements for information regarding other new accounting standards that could affect us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our international sales accounted for very little of our net sales in the first quarter of 2011.  As a result, we have exposure to foreign exchange risk with respect to a minor portion of our sales.  Fluctuations in exchange rates, particularly in the U.S. dollar to Chinese yuan (RMB) exchange rate, do not affect materially affect our gross and net profit margins even though they could result in foreign exchange and operating losses.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk - continued

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

(a)      Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

See Item 3 in part above and the Company’s 10-K for the year ended December 31, 2010.

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

YASHENG GROUP

Dated: May 6, 2011	By:	/s/ Changsheng Zhou
Name: Changsheng Zhou
Title: Changsheng Zhou, Chief Executive Officer

Dated: May 6, 2011	By:	/s/ Haiyun Zhuang
Name: Haiyun Zhuang
Title: Haiyun Zhuang, Chief Financial Officer