Form 10-Q
period 2011-06-30
Yasheng Group
filed 2011-08-15
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 155,097,355 as of June 30, 2011.

YASHENG GROUP

PART I   FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Yasheng Group
Redwood City, California

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of June 30, 2011, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Corporation’s management.

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

/s/ Gansu Hongxin Certified Public Accountants Co., Ltd.

Lanzou, China

July 31, 2011

YASHENG GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$10,387,694	$10,116,750
Accounts receivable	$78,106,366	$76,240,589
Inventories	$101,585,361	$103,588,885
Prepaid and other current assets	$4,413,470	$4,538,059

Total current assets	$194,492,891	$194,484,282

Equity and other investments	$198,503	$193,974

Property, plant and equipment, net	$409,384,527	$404,385,526
Construction in progress	$6,982,668	$6,664,773
Intangible assets, net	$1,007,201,871	$985,004,893
Other long term assets	$318,501,989	$276,361,639

Total assets	$1,936,762,449	$1,867,095,086

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$40,714,481	$44,593,435
Short term loans	$13,134,310	$15,099,582
VAT payable	$943,227	$988,429
Current portion of long term debt	$6,556,494	$7,518,868
Other current liabilities	$774,088	$801,140

Total current liabilities	$62,122,600	$69,001,454

Long term debt	$2,256,322	$2,441,364
Long term payable	$34,162,229	$37,359,986

Total liabilities	$98,541,151	$108,802,804

Stockholders’ equity:
Common stock, No par
800,000,000 shares authorized
155,097,355 shares issued and outstanding	$155,097,355	$155,097,355
Accumulated other comprehensive income	$332,990,565	$291,678,383
Retained earnings	$1,350,133,378	$1,311,516,545

Total stockholders’ equity	$1,838,221,298	$1,758,292,283

Total liabilities & stockholders' equity	$1,936,762,449	$1,867,095,086

The accompanying notes are an integral part of these statements

YASHENG GROUP
CONDENDSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Net sales	$180,385,009	$191,285,442	$375,713,052	$359,605,031

Cost of goods sold	160,475,153	170,163,891	334,375,312	320,040,013

Gross profit	19,909,855	21,121,551	41,337,739	39,565,018

Operating expenses:
Sales and marketing	326,496	325,437	680,061	650,680
General and administrative	746,827	799,640	1,644,819	1,573,465
Total operating expenses	1,073,322	1,125,077	2,324,880	2,224,145

Operating income	18,836,533	19,996,474	39,012,860	37,340,873

Interest expense	630,393	600,326	1,271,058	1,223,339

Other income	623,535	423,735	875,032	840,329

Income before income tax expense	18,829,676	19,819,883	38,616,833	36,957,863

Income tax expense	-	-	-	-

Net income	$18,829,676	$19,819,883	$38,616,833	$36,957,863

Basic and Diluted Earnings Per Share	$0.12	$0.13	$0.25	$0.24
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these statements

YASHENG GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
Cash flow from operating activities:	2011	2010
Operating activities:
Net income	$38,616,833	$36,957,863

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,530,183	4,347,084
Allowance for doubtful accounts	4,501	185,293
Others	(4,070,044)	(5,506,676)
Changes in assets and liabilities:
Accounts receivable	(90,200)	(3,713,286)
Inventories	4,422,134	(6,923,912)
Prepaid and other current assets	230,544	237,114
Accounts payable	(4,913,230)	(3,457,353)
Tax payable	(68,280)	(72,050)
Accrued expenses and other current liabilities	(52,656)	(5,906)
Net cash provided by operating activities	38,609,785	22,048,172

Investing activities:
Purchase of fixed assets	(35,136,539)	(18,987,153)
Investments	-	2,278
Net cash used in investing activities	(35,136,539)	(18,984,875)

Financing activities:
Increase (decrease) in debt	(3,697,788)	(3,532,667)
Net cash used in financing activities	(3,697,788)	(3,532,667)

Effect of exchange rate change on cash and cash equivalents	495,487	133,334

Net increase (decrease) in cash and cash equivalents	270,944	(336,036)

Cash and cash equivalents at beginning of period	$10,116,750	$8,010,017
Cash and cash equivalents at end of period	$10,387,694	$7,673,982

Supplemental disclosures:
Cash paid for interest	1,271,058	1,223,338
Cash paid for income taxes		-

The accompanying notes are an integral part of these statements

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation, Organization and Business

         The accompanying unaudited condensed consolidated financial statement (“statements”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been made.

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

2.	Summary of Significant Accounting Policies - contiinued

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

	06/30/ 2011	12/31/2010

Buildings and improvements	97,557,921	95,277,965
Farming facilities	89,049,986	86,988,378
Machinery and equipment	11,372,942	11,133,849
Transportation and other facilities	283,870,285	277,371,758

Total	$481,851,135	$470,771,950

Less: Accumulated Depreciation	72,466,608	66,386,424

Fixed Assets, Net	$409,384,527	$404,385,526

(k)	Intangible assets

Intangible assets consist of land use rights and are recorded at cost. Under PRC’s current property rights regime, use rights for specified periods (e.g., 40 to 70 years) can be obtained from the state through the up-front payment of land use fees. The fees are determined by the location, type and density of the proposed development. This separation of land ownership and use rights allows the trading of land use rights while maintaining state ownership of land. The Company has over 250,000 acres of agriculture land and that are utilized for grazing, cultivation, and reclamation, of which 50,000 acres are under cultivation using the latest scientific technologies to produce a wide variety of agricultural products.

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - contiinued

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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - contiinued

(t)	Recently issued accounting standards

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

 In June 2011 the FASB issued guidance to amend topic 220 to require that all no owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This amendment is effective for all financial statements dated after December 15, 2011.  The company will comply with this amendment at that time.

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

The following is a breakdown of the major categories of inventories.

	06/30/2011	12/31/2010
Raw material	$19,960,889	$20,332,343
Finished goods	53,733,847	54,707,652
Low value consumable goods	13,861,552	14,125,571
Packaging material	9,194,519	9,451,710
Maintenance material	4,834,553	4,971,609
Total	$101,585,361	$103,588,885

4.	Other long term assets

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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended
	June 30
	2011		2010
	Dollars (000's)	% of Sales	Dollars (000's)	% of Sales
Net sales	$180,385	100.0%	$191,285	100.0%
Cost of goods sold	160,475	89.0%	170,164	89.0%
Gross profit	19,910	11.0%	21,122	11.0%
Sales and marketing	327	0.2%	325	0.2%
General and administrative	747	0.4%	800	0.4%
Interest expense	630	0.3%	600	0.3%
Other income	$624	0.3%	$424	0.2%
Net income	$18,830	10.4%	$19,820	10.4%

	Six Months Ended
	June 30
	2011		2010
	Dollars (000's)	% of Sales	Dollars (000's)	% of Sales
Net sales	$375,713	100.0%	$359,605	100.0%
Cost of goods sold	334,375	89.0%	320,040	89.0%
Gross profit	41,338	11.0%	39,565	11.0%
Sales and marketing	680	0.2%	651	0.2%
General and administrative	1,645	0.4%	1,573	0.4%
Interest expense	1,271	0.3%	1,223	0.3%
Other income	$875	0.2%	$840	0.2%
Net income	$38,617	10.3%	$36,958	10.3%

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented remained generally unchanged and were 6.4716 RMB to 1 USD for the six months ended June 30, 2011 and 6.8075 RMB to 1 USD for the six months ended June 30, 2010.

Net Sales. Sales are generated primarily from our farming operations and related side line products in China. Net sales for the three months ended June 30, 2011 decreased marginally by $10.9 million, or 5.7% to $180.4 million as compared to $191.3million for the three months ended June 30, 2010.  Net sales for the six months ended June 30, 2011 increased marginally by $16.1 million, or 4.5% to $375.7 million as compared to $359.6million for the six months ended June 30, 2010. These comparisons show that our sales in the second quarter have a slightly fall back than the same period in 2010. The overall decreases in net sales are primarily a result of the decreasing in the volumes. Most because the good performance in the first quarter, most of the left products gained in the last year was sold. And the price of agricultural products kept flat during the second quarter. And the soaring price of agricultural products in the first quarter makes the slightly increasing in the first half year of 2011 compare to the same period in 2010.

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies. Cost of goods sold for the three months ended June 30, 2011 decreased by a marginal $9.7 million or 5.7%, to $160.5 million from $170.2 million for the three months ended June 30, 2010. Cost of goods sold for the six months ended June 30, 2011 increased by a marginal $14.3 million or 4.5%, to $334.4 million from $320 million for the six months ended June 30, 2010. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Gross Profit and Gross Margin. Our gross profit for the three months ended June 30, 2011 decreased $1.2 million or 5.7% to $19.9 million from $21.1 million for the three months ended June 30, 2010. Our gross profit for the six months ended June 30, 2011 increased $1.8 million or 4.5% to $41.3 million from $39.6 million for the six months ended June 30, 2010. The gross margin was flat in the second quarter and the first half year of 2011 compare to the same period of 2010 was primarily a result of the stable cost management level.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2011 increased $1,059 or0.3% to $326,496 as compared to $325,437for the three months ended June 30, 2010. Our sales and marketing expenses for the six months ended June 30, 2011 increased $29,381 or 4.5% to $680,061 as compared to $650,680for the six months ended June 30, 2010. The sales and marketing expenses keep flat in the second quarter compare to the same period of 2010, the bad weather makes a slightly increasing in the expenses rate. It was increase line with the net sales in the first half year compare to the same period of 2010.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2011 decreased $52,813 or 6.6% to $746,827 from $799,640 for the three months ended June 30, 2010. Our general and administrative expenses for the six months ended June 30, 2011 increased $71,354 or 4.5% to $1.6million from $1.5million for the six months ended June 30, 2010. The G&A expense decrease line with the net sales in the second quarter, and increase line with the net sales in the first half year of 2011 compare to the same period of 2010, most attributable to the good expense management level.

Interest Expenses and Other Income. Our interest expense for the three months ended June 30, 2011 increased $30,067or 5% to $630,393 as compared to $600,326 in the prior three months ended June 30, 2010. Our interest expense for the six months ended June 30, 2011 increased $47,719or 3.9% to $1.3million as compared to $1.2million in the prior six months ended June 30, 2010.
Our other income for the three months ended June 30, 2011 increased $199,800 or 47.2% to $623,535 as compared to $ 423,735in the prior three months ended June 30, 2010. Our other income for the six months ended June 30, 2011 increased $34,703 or 4.1% to $875,032 as compared to $840,329 in the prior six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $10.4 million and working capital of $132.4 million. This compared to cash and cash equivalents of $10.1 million and working capital of $125.5 million as of December 31, 2010. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2011	2010	2011	2010
Net cash provided by operating activities	$18,489	$1,565	$38,610	$22,048
Net cash used in investing activities	(17,610)	(11,199)	(35,137)	(18,985)
Net cash used in financing activities	(1,131)	(339)	(3,698)	(3,533)
Effect of exchange rate change on cash and cash equivalents	393	131	495	133
Cash and cash equivalents at beginning of period	$10,245	$7,516	$10,117	$8,010
Cash and cash equivalents at end of period	$10,388	$7,674	$10,388	$7,674

Net cash provided by operating activities was $38.6 million for the six months ended June 30, 2011 as compared to $22.0 million for the six months ended June 30, 2010. Net cash used in investing activities was 35.1 million for the six months ended June 30, 2011 as compared to $19.0 million for the six months ended June 30, 2010. Net cash used in financing activities was $3.7 million for the six months ended June 30, 2011 compared with $3.5 million for the six months ended June 30, 2010.

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

  Off-Balance Sheet Arrangements

As of June 30, 2011 and for the three months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

New Accounting Standards

See Note 2 to the Consolidated Financial Statements for information regarding other new accounting standards that could affect us.

Item3.	Quantitative and Qualitative Disclosures about Market Risk

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

Commodity Risk

We are exposed to price risks associated with raw material purchases and sales into the domestic and foreign commodities markets.

Item4.	Controls and Procedures.

(a)      Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

YASHENG GROUP

Dated: August 5, 2011	By:	/s/ Changsheng Zhou
Name: Changsheng Zhou
Title: Changsheng Zhou, Chief Executive Officer

Dated: August 5, 2011	By:	/s/ Haiyun Zhuang
Name: Haiyun Zhuang
Title: Haiyun Zhuang, Chief Financial Officer