Form 10-Q
period 2011-09-30
Yasheng Group
filed 2011-11-21
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

☐ Yes☒ No

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

☐ Yes☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 155,097,355 (9-30-11).

YASHENG GROUP

PART I   FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Yasheng Group
Redwood City, California

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of September 30, 2011, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three month and nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Corporation’s management.

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

/S/ Gansu Hongxin Certified Public Accountants Co., Ltd. Lanzou, China
October 31, 2011

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	10,591,231	10,116,750
Accounts receivable, net	79,700,058	76,240,589
Inventories	120,776,114	103,588,885
Prepaid and other current assets	4,359,678	4,538,059
	-
Total current assets	215,427,081	194,484,282
	-
Equity and other investments	202,148	193,974
	-
Property, plant and equipment, net	414,610,852	404,385,526
Construction in progress	7,279,109	6,664,773
Intangible assets, net	1,024,789,544	985,004,893
Other long term assets	347,204,497	276,361,639
	-
Total assets	2,009,513,231	1,867,095,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	41,114,515	44,593,435
Short term loans	13,375,506	15,099,582
VAT Tax payable	957,062	988,429
Current portion of long term debt	6,552,284	7,518,868
Other current liabilities	779,384	801,140
	-
Total current liabilities	62,778,750	69,001,454
	-
Long term debt	2,295,071	2,441,364
Long term payable	34,346,151	37,359,986
	-
Total liabilities	99,419,973	108,802,804

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	366,747,260	291,678,383
Retained earnings	1,388,248,643	1,311,516,545

Total stockholders’ equity	1,910,093,258	1,758,292,283

Total liabilities & stockholders' equity	2,009,513,231	1,867,095,086

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	277,816,897	235,590,303	653,529,949	595,195,334

Cost of goods sold	237,332,784	201,799,361	571,708,096	521,839,375

Gross profit	40,484,114	33,790,941	81,821,853	73,355,959

Operating expenses:
Sales and marketing	501,943	440,610	1,182,004	1,091,290
General and administrative	1,114,223	961,450	2,759,041	2,534,914
Total operating expenses	1,616,166	1,402,060	3,941,045	3,626,204

Operating profit	38,867,948	32,388,882	77,880,808	69,729,754

Interest expense	568,067	528,775	1,839,125	1,752,114

Other income (expense）	-184,616	-208,513	690,415	631,816

Income before income tax expense	38,115,265	31,651,593	76,732,098	68,609,457
Income tax expense

Net income	38,115,265	31,651,593	76,732,098	68,609,457

Basic earnings per share	0.25	0.20	0.49	0.44
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	76,732,098	68,609,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,918,603	6,618,559
Allowance for doubtful accounts	12,954	124,625
Changes in assets and liabilities:
Accounts receivable	-259,591	-2,497,486
Inventories	-12,821,920	-15,522,919
Prepaid and other current assets	369,617	281,437
Accounts payable	-5,349,758	-8,825,168
Tax payables	-73,021	-122,328
Accrued expenses and other current liabilities	-63,878	-348,974
Net cash provided by operating activities	65,465,105	48,317,202

Cash flows from investing activities:
Purchase of assets	-57,908,941	-26,854,794
Investments	-	2,309
Net cash used in investing activities	-57,908,941	-26,852,485

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Increase (decrease) in debt	-3,892,991	-7,045,059
Changes in long term payables	-4,588,211	-13,205,110
Net cash provided by financing activities	-8,481,202	-20,250,169
	-	-
Effect of exchange rate change on cash and cash equivalents	1,399,519	737,726

Net increase (decrease) in cash and cash equivalents	474,481	1,952,273

Cash and cash equivalents at beginning of period	10,116,750	8,010,017
Cash and cash equivalents at end of period	10,591,231	9,962,291

Supplemental Disclosures:
Cash paid for interest	1,839,125	1,752,114
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

We enter into contracts to sell our products and frequently enter into sales arrangements with customers that contain multiple elements or deliverables. For our main business was run in China, we use general revenue recognition accounting guidance under PRC GAAP for our products. There four standards revenue recognition need to meet:

1. The entity has transferred the risks and rewards of the ownership about the goods to the customers. To judge whether the main risk and rewards had been transferred depends on different case:  (1) In most of case, the risk and rewards of the ownership would be transferred along with the products and its title; (2) But sometimes the company had delivered the goods, the risk and rewards were not transferred;(3) Sometimes the risk and rewards of the ownership had been transferred but the goods hasn’t been delivered.  We should recognize the revenue at the point the main risk and rewards of the ownership about the goods has been transferred.

2.  The Entity neither retain the management right relate to the ownership of the goods, nor keep real control right over the sold goods. The revenue recognition was forbidden when the company has kept this kind of right or controls, even though the risk and reward right of the ownership about the goods has been transferred. It was not subjects to this restriction when the company retained the management right on the goods was not relate to the ownership.

3.  The rewards may well flow into the entity.  If the probability of the collection was limited, the revenue should not be recognized even all the up two standards were met.

4. The revenue amount measurement is reliable, the relate cost can be measured reliably.

We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

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

	09/30/2011	12/31/2010

Buildings and improvements	$99,323,501	$95,277,965
Farming facilities	90,651,486	86,988,378
Machinery and equipment	11,580,476	11,133,849
Transportation	289,157,988	277,371,758
Total	490,713,450	470,771,950
Less: Accumulated Depreciation and amortization	76,102,598	66,386,424
Net	$414,610,852	$404,385,526

(k)	Intangible assets

Intangible assets consist of land use rights and are recorded at cost. Under PRC’s current property rights regime, use rights for specified periods (e.g., 40 to 70 years) can be obtained from the state through the up-front payment of land use fees. The fees are determined by the location, type and density of the proposed development. This separation of land ownership and use rights allows the trading of land use rights while maintaining state ownership of land. The Company has over 250,000 acres of agriculture land that are utilized for grazing, cultivation, and reclamation, of which 50,000 acres are under cultivation using the latest scientific technologies to produce a wide variety of agricultural products.

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

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements. See Note 6 – Fair Value Measurements.

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

The following is a breakdown of the major categories of inventories.

	September 30, 2011	December 31, 2010

Raw material	$23,755,023	$20,332,343
Finished Goods	63,793,925	54,707,652
Low-value consumable goods	16,490,785	14,125,571
Packaging material	10,973,697	9,451,710
Supplies and other	5,762,685	4,971,609
Total	$120,776,114	$103,588,884

4.	Other long term assets

The Company invests every year in windbreaks and sand-breaks to provide shelterbelts for many of the farms located near the Gobi Desert. These investments are recorded as other long term assets and are depreciated over their useful lives.

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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Segments

In its operation of the business, management, including upper management and the board of director’s, reviews certain information as it relates to the Company as a whole.  The information most used and useful is the profitability by subsidiary.  Accordingly, these are the segments which are presented in the table below.

3 month (ended 9-30-2011) Breakdown by Subsidiary    Unit: Dollar

	Net Sales	Net Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit
Subsidiaries	ended	ended	ended	ended	ended	ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	$86,061,323	$70,550,089	$72,173,733	$61,367,891	$13,887,590	$9,182,198
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	$86,061,323	$70,550,089	$72,173,733	$61,367,891	$13,887,590	$9,182,198
Gansu Hongtai Agricultural Technology Co., Ltd.	55,897,882	47,901,721	48,627,865	41,347,309	7,270,017	6,554,412
Gansu Xiaheqing Industrial Co., Ltd.	7,536,598	6,476,597	6,829,465	5,806,958	707,133	669,639
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	42,743,732	37,646,927	37,550,921	31,928,803	5,192,811	5,718,124
Gansu Jinta Xingsheng Industrial Co., Ltd.	43,135,825	36,979,424	36,931,640	31,402,240	6,204,185	5,577,184
Gansu Jinta Yongsheng Agricultural Development Company.	42,000,366	35,461,430	34,820,071	29,606,815	7,180,295	5,854,615
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	441,171	574,115	399,094	339,341	42,077	234,774
Totals for Quarter	$277,816,897	$235,590,303	$237,332,784	$201,799,361	$40,484,114	$33,790,941

Other segments that assist management in its analysis of the company's performance are the segments by product group, namely, agriculture, livestock and biotechnology.  The following table contains that breakout of gross profit by product group.

3 months ended 9-30-2011

	Sales	Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit	Gross Profit %	Gross Profit %
	ended	ended	ended	ended	ended	ended	ended	ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Agriculture	275,538,178	233,420,059	235,217,380	199,779,155	40,320,798	33,640,904	14.63	14.41
Livestock	559,875	534,771	493,686	473,265	66,189	61,506	11.82	11.5
Biotechnology	1,718,844	1,635,473	1,621,723	1,546,937	97,121	88,536	5.65	5.41
Total for Quarter	277,816,897	235,590,303	237,332,789	201,799,357	40,484,108	33,790,946	14.57	14.34

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

RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Dollars (000's)	% of Sales	Dollars (000's)	% of Sales
Net Sales	$277,817	100%	$653,530	100%
Costs of Goods Sold	237,333	85%	571,708	87%
Gross profit	40,484	14.6%	81,821	12.5%
Sales and marketing expenses	502	0.18%	1,182	0.18%
General and administrative expenses	1,114	0.4%	2,759	0.4%
Interest expense	568	0.2%	1,839	0.3%
Other income	-184	-0.1%	690	0.1%
Net income	$38,115	13.7%	$76,732	11.7%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented remained generally unchanged and were 6.3549 RMB to 1 USD for the three months ended September 30, 2011 and 6.7011RMB to 1 USD for the three months ended September, 2010.

Net Sales. Sales are generated primarily from our farming operations and related side line products in China. Net sales for the three months ended September 30, 2011 increased marginally by $42 million, or 17.9% to $277.8 million as compared to $235.6 million for the three months ended September 30, 2010. These comparisons show that our sales in the third quarter have grown more significantly than the same period in 2010. Net sales for the nine months ended September 30, 2011 increased marginally by $58 million, or 9.8% to $653.5 million as compared to $595.2 million for the nine months ended September 30, 2010. These comparisons show that our sales in the third quarter and first half of 2011 have grown more significantly than the same period in 2010. The overall increase in net sales was primarily a result of the strong harvest in the third quarter and the rising prices of agricultural products attributable to increasing demand in China. We also benefited from our expanded marketing network which covers more provinces, with more distributors and direct clients.

Factors of increased sales this fall:

1)
Food production prices on the global market were impacted by extreme weather, as the drought of 2011 spread throughout the world including France, Germany, China and the United States, with prices rising internationally. Geographically, Yasheng is located in the mountain areas of Gansu, Zhangye, Jiuquan and other regions, with large areas of drip irrigation equipment and systems which rely on snowfall water from the Qilian Mountains, making the sub-areas of agricultural land unaffected by the drought, while the autumn harvest of grain, fruits, vegetable, etc. sales price increased.

2)	Increasing rigidity of the demand for food. The World Bank announced that from October 2010 to January 2011, global food prices rose by 15%

3)
Depreciation of the dollar. Food, oil and other raw materials in the international market are priced in U.S. dollars. The average exchange rates for the periods presented were 6.3549 RMB to 1 USD for the three months ended September 30, 2011 and 6.7011RMB to 1 USD for the three months ended September, 2010; currency proportion was down by 5%.

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies.. Cost of goods sold for the nine months ended September 30, 2011 increased by a marginal $49.9 million or 9.6%, to $571.7 million from $521.8 million for the nine months ended September 30, 2010. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production, the increase in cost is mainly due to the growth in the net sales.

Gross Profit and Gross Margin. Our gross profit for the three months ended September 30, 2011 increased $6.69 million or 19.81% to $40.5 million from $33.8million for the three months ended September 30, 2010. Our gross profit for the nine months ended September 30, 2011 increased $8.5 million or 11.5% to $81.8 million from

$73.4million for the nine months ended September 30, 2010. The gross margin was slightly increasing 0.2pct from Jan-Sep 2010. The improved margin was primarily a result of the growth in the net sales.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended Sept 30, 2011 increased $61.333 or 13.9% to $501.943 as compared to $440.610 in the prior three months ended September 30, 2010. Our sales and marketing expenses for the nine months ended Sept 30 31, 2011 increased $91,000 or 8.3% to $1.2 million as compared to $1.1 million in the prior nine months ended September 30, 2010.The increase in the expenses is primarily due to more promotional activities held during the autumn harvest season.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2011 increased $152,773 or 15.89% to $1,114,223 from $961,450 for the three months ended September 30, 2010. Our general and administrative expenses for the nine months ended September 30, 2011 increased $224,000 or 8.8% to $2.8 million from $2.5 million for the nine months ended September 30, 2010.The increase in the expenses primarily due to the price hike related to the general economics in China.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expenses and Other Income. Our interest expense for the three months ended September 30, 2011 increased $39,292 or 7.43% to $568,067 as compared to $528,775 in the prior three months ended September 30, 2010. Our other income for the three months ended September 30, 2011 decreased $23,897 or 11.46% to $184,616 as compared to $208,513 in the prior three months ended September 30, 2011. Our interest expense for the nine months ended September 30, 2011 increased $87,000or 4.97% to $1,839,000 as compared to $1,752,000 in the prior nine months ended September 30, 2010. Our other income for the nine months ended September 30, 2011 decreased $58,000 or 9.18% to $690,000 as compared to $632,000 in the prior nine months ended September 30, 2011

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $10.6 million and working capital of $152.6 million. This compared to cash and cash equivalents of $10.1 million and working capital of $125.5 million as of December 31, 2010. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Nine Months Ended September 30,
	2011	2010

Net cash provided by operating activities	$65,465	$48,317
Net cash used in investing activities	(57,908)	(26,852)
Net cash used in financing activities	(8,481)	(20,250)
Effect of foreign currency translation on cash and cash equivalents	1,399	737
Cash and cash equivalents at beginning of the period	10,117	8,010
Cash and cash equivalents at end of period	10,591	9,962

Net cash provided by operating activities was $65.5 million for the nine months ended September 30, 2011 as compared to $48.3 million for the nine months ended Sep 30, 2010. Net cash used in investing activities was 57.9 million for the nine months ended September 30, 2011 as compared to $26.8 million for the nine months ended September 30, 2010. Net cash used in financing activities was $8.5 million for the nine months ended September 30, 2011 compared with $20.3 million for the nine months ended September 30, 2010.

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

Off-Balance Sheet Arrangements

As of September, 2011 and for the three months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Segments

See Notes to financial statements for details on the segments.

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

(a)      Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Summary of Yasheng Labor Contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2011

                      YASHENG GROUP

By: /s/Changsheng Zhou

Changsheng Zhou, Chief Executive Office