Form 10-K/A
period 2010-12-31
Yasheng Group
filed 2012-04-09
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
2nd Amended

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

i

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
Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed fiscal year, December 31, 2010, was $18,527,053 For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

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

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning our business made elsewhere in this Annual Report, as well as other public reports filed by us with the United States Securities and Exchange Commission. Readers should not place undue reliance on any forward-looking statement as a prediction of actual results of developments. All forward-looking statements in this Annual Report are based on information available to us on the date hereof, and we undertake no obligation to update or revise any forward-looking statement contained in this Annual Report

PART I

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

ITEM 1 — BUSINESS - continued

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

ITEM 1 — BUSINESS - continued

•
Gansu Baiyin Agriculture and Reclamation Company – Cement Factory. The factory’s (formerly the state-owned Tiaoshan Farm Cement Plant) main products include the "Tiger-Hunting Mountain" brand class 42.5 and class 32.5 R level ordinary Portland cement, with an annual capacity of 72,000 Tons. The class 32.5 R level ordinary Portland cement has passed the ISO9001 quality system authentication and has been sold in many China places such as Lanzhou, Qinghai, Ningxia, and Inner Mongolia. Over the years, the factory has enhanced its technological expertise through continuous product development and the introduction of advanced equipment and technologies. Microcomputer technology and automation control devices have been used on all fronts. The production model has been known for the following characteristics: low in consumption, high in production, high quality, and environment- friendly. The factory has in place a complete and thorough quality testing system, a well-designed and executed testing procedure, and is known for its stable product quality. The plant has received many honors and awards including the "Gansu Province Cement Industry Superior Quality Enterprise" title.

•
Gansu Agriculture & Reclamation Seeding Co. Ltd . was established in June 1998 and is an implementation unit for World Bank's seeding-commercializing loan project. It is a medium-size enterprise that integrates production, processing, sales, storage, and scientific research. Gansu Agriculture engages in activities such as crops, flowers and plants, forage grass seed, and to a lesser extent related thereto technical consultation and information service, training, production technology guidance, and agricultural chemicals. Gansu Agriculture has a quality control department, a sales department, a production field, a potato research institute, and a seed processing factory (with a processing capability of 12,250 tons per year and 5 tons per hour). In 2006 the company invested 2 million Yuan and completed a 500 ton per batch baking facility. The seed product sells nationally to more than ten provinces and cities and exports to Japan. Gansu Agriculture   pursues the "quality and credibility first" principle and puts great emphasis on technology and innovation. In 2002 Gansu Agriculture   won award as one of the Top-10 enterprises in Gansu for seed quality. In 2003 Gansu Agriculture passed the ISO9001-2000 authentication on quality control and the ISO14001 authentication on environment governance. Gansu Agriculture's product quality has improved continuously while becoming more effective and more environment-friendly.

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

•
Tiaoshan Kexing Forest & Fruit Co. was established in June, 1998 as part of the Gansu Tiaoshan Group, one of Ministry of Agr i culture's first experimental modern enterprises. The Tiaoshan Kexing Company is primarily a fruit production enterprise. Its main products are apricots, apples, and pears. The company has passed the ISO14001 authentication.

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

ITEM 1 — BUSINESS - continued

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

•
Jingtai Tiaoshan Yafei Forest & Fruit Co., Ltd.   The company is mainly engaged in the processing and sale of fruits. It is one of the A level national "organic fruit" production bases with approximately 22, 200 mu in land. Among other things, our orchards occupy an area of 13,000 mu, including 9,500 mu of pear orchard, 2,100 mu of apple orchard, and 1,500 mu of apricot orchard, which have a capacity of producing 35,000 tons of various fruits every year. We primarily produce “Zaosu Pear”, “Huangguan Pear”, “Huangjin Pear”, “Fuji Red Apple”, “Dajie Apricot” and candied fruits with the “Tiaoshan” brand and sell to Gansu, Interior Monglia, Ningxia, Qinghai, Henan, Shenzhen, Hong Kong, Macau and Northeast Asian countries. Yafei has long been recognized as “National Grade A Green Food Production Base”, “National Green Agriculture Model Enterprise”, “ National Non-Environmental Damage Agricultural Product Model Base Farm ”, “Gansu Province Agriculture Industrialization Leading Enterprise” and, “National Modern Reclamation Model Region” since 2004.

•
Jingtai Tiaoshan Yuanfeng Agricultural Co., Ltd .  Founded in 1989, the company currently owns 18,757 mu in land, including 17, 256 mu of arable land. It is a medium-size modern agricultural enterprise that integrates production, operation, and sales. It is a demonstration (for other farms to learn agro – tech methods) farm known nationally for environment-friendly agricultural products. The company has passed the ISO14001 environment management system authentication.   Its main products include corn breeding, processing onion, and sweet corn. The national organic food development center has certified many of Jingtai Tiaoshan Yuanfeng Agricultural Co.'s products as "organic food".

Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd.

Registration authority： Gansu Provincial Industrial and Commercial Administration Bureau.

The Business License (Provincial Level) was issued by Gansu Provincial administrative Bureau for Industry and Commerce

Legal Domicile:  Taiyu Road No. 68, Tiaoshan Town,  Jingtai County,  Gansu Province

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

ITEM 1 — BUSINESS - continued

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

•
Jiuquan Qingsheng Agricultural Trading Co., Ltd . was founded in 1999 as a limited liability company.  Jiuquan Qingsheng Agricultural Trading Co. is located in West Gansu and mainly engages in the cultivation and sales of crops. Currently, the company owns 10,000 mu in land including 6,980 mu in cultivated land, 500 mu in forest, and 260 mu in fruits.

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

•
Jiuquan Bianwan Agricultural Trading Co., Ltd . formerly a state-operated farm, it merged with Xiaheqing farm in 1971 and then further merged with Yasheng Group in 1997. It has a total land of 65,000 mu, including 2,545 mu of arable land and 1,465 mu for hops production.  Jiuquan Bianwan is located at the suburb area of Jiuquan where the transportation is convenient and the local climate is considered suitable for crops breeding and plantation. The company's main products include hops, brewer's barley, cotton, safflower and onions. The company’s hops enjoy great reputation and are nationally known for world-leading quality and high output. The company has become a long-term supplier for the Tsingtao Beer Group, the Yanjing Beer Group and some other beer manufacturers. The company takes pride in the implementation of advanced technology. In 1998, the company introduced from Israel the most advanced drip irrigation equipment and technology. By introducing some of the best-selling variety of hops and having a state of the art processing facility, the company believes that it has greatly improved its prestige and competitiveness in both domestic and international market.

•
Jiuquan Xiaheqing Lvxing Greenstar Hops Co. , Ltd. specializes in the cultivation and processing of hops. With an ideal local climate, the company has become the largest hops production base in Gansu with 18,857 mu in land, including 17,846 mu of cultivation field and an annual output of 550 tons. The company uses patterned cultivation and standardized procedure in managing the hops field. Hops produced here are known for their body, color, fragrance, purity, moisture, high formic acid level, and packaging. The company has won many awards including the National Science Committee Advanced Technology Award.

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

ITEM 1 — BUSINESS - continued

•
Jiuquan Maiguan Hops Co., Ltd . specializes in the processing and sales of malting barley. Production was first started in 1995 with an annual capacity-by-design of 10,000 tons. The company enjoys strong technological expertise and uses the Sa Latin germinating box and high-efficiency monolayer oven for production. Products are known for their fine quality as the company diligently carries out the "Industrial Product Quality Responsibility Standards" with a comprehensive quality control process. All quality indicators have achieved the superior grade stipulated by QB-1686-93 standard. In September 2001, the company won the Gansu Industrial Enterprise Quality Assurance Certificate; in November 2001, it was voted "Quality Confidence Brand" by the China Quality Examination Association; and the company has won many other awards and prizes from organizations such as the China Technology Supervision Information Association and the Gansu Provincial Industrial and Commercial Administration Bureau.

Registration Authority:  Jiuquan Prefectual Administrative Bureau for Industry and Commerce.  The business license (Prefectual Level) was issued by Jiuquan Prefectual Administrative Bueau for Industry and Commerce, Gansu, Province.

Legal Domicile: Aviation Raod No. 2, XiaHequing, Jiuquan City, Gansu Province

 3.             Gansu Jinta Yongsheng Agricultural Development Company .  Gansu Jinta Yongsheng Agricultural Development Company is located in Jinta County, Jiuquan City, Gansu Province, founded in 1996.  Yongsheng mainly grows, processes, and sells products such as cotton, onions, apples, pears, apricots, and sunflower seeds. It has over 1,400 employees and approximately 17,700 mu of arable land.

Registration Authority:  Jinta County-Level Administrative Bureau for Insudtry and Commerce,Gansu Province
Legal Domicile:  ShengDian, Jinta County, Gansu Province

4.             Gansu Hongtai Agricultural Technology Co., Ltd.   Gansu Hongtai Agricultural Technology Co., Ltd. is located in Gao Tai County Zhangye City, Gansu Province, founded in 1999. It has over 1,700 employees and approximately 18,800 mu of arable land. Hongtai mainly grows, processes and sells products such as cotton, corn, barley, onions, potatoes, apples, pears, apricot, wolfberry, cumin, and licorice

Registration Authority:  Jiuquan Prefectural Administrative Bureau for Industry and Commerce.  The business license was issued by Jiuquan Prefectural Administrative Bureau for Industry and Commerce, Gansu, Province.

Legal Domicile:  Aviation Road No. 2, XiaHeqing, Jiuquan City, Gansu Province.

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

Registration Authority:  Jinta County-Level Administrative Bureau for Industry and Commerce, Gansu Province.  The business license was issued by Jinta County-Level Administrative Bureau for Industry and Commerce, Gansu Province.

Legal Domicile:  ShengDiwan Jinta County, Gansu Province.

6.             Gansu Jinta Hengsheng Agricultural Development Co., Ltd.   Gansu Jinta Hengsheng Agricultural Development Co., Ltd is located in Jinta County, JiuQuan City, Gansu Province and mainly grows processes and sells products such as cotton, soybeans, onions, potatoes, apples, pears, apricot, hops, and black seeds. It has over 1,600 employees and approximately 19,100 mu of arable land.

Registration Authority:  Jinta County-Level Administrative Bureau for Industry and Commerce, Gansu Province.  The business license was issued by Jinta County-Level Administrative Bureau for Industry and Commerce, Gansu Province.

Legal Domicile:  ShengDiwan Jinta County, Gansu Province.

ITEM 1 — BUSINESS - continued

7.             Gansu Jinta Xingsheng Industrial Co., Ltd.   Gansu Jinta Xingsheng Industrial Co., Ltd is located in Jinta County, Jiuquan City, Gansu Province, with over 1,600 employees and approximately 30,000 mu arable land. The company mainly grows, processes and sells products such as cotton, alfalfa, barley, onions, peas, apples, pears, apricot, and black seeds.

Registration Authority:  Jinta Count-Level Administrative Bureau for Industry and Commerce, Gansu Province.

The business license (County level) was issued by Jinta Count-Level Administrative Bureau for Industry and Commerce, Gansu Province.

Legal Domicile:  ShengDiwan Jinta County, Gansu Province.

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

Registration Authority:  Gansu Provincial Industrial and Commerical Administration Bureau.  The business (Provencial Level) was issued by Gansu Provincial Administrative Bureau for Industry and Commerce.

Legal Domicile:  12/F, East of Yasheng Bldg. 105 Qin’an Road, Chengguan, Lanzhou, Gansu Province.

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

ITEM 1 — BUSINESS - continued

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

ITEM 1 — BUSINESS - continued

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

We generated approximately 22.2% of our revenues from field crop based products, 11.8% from vegetable based products, 36.5% from fruits, 16.9% from specialty crops, 7.4% from seeds, and 2.4% from poultry products and other production during both of the years ended December 31, 2010 and 2009.

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

ITEM 1 — BUSINESS - continued

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

Each of our agro-bases has a company office where administrational functions take place. Total office space equals approximately 30,000 mu of land use rights of 70 years with about 35 average years left. Each agro-base administration office has a centralized system for supporting management and employees. Residence quarters for employees and managers are provided adjacent to offices, with medical, recreational, & food services. Schools are also part of the agro-base supporting employees' families as well as training centers for further education. In certain areas, high speed internet access is also available.

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

ITEM 1 — BUSINESS - continued

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

ITEM 1 — BUSINESS - continued

We set up a trading company in 2010 to manage foreign investment and incoming revenues from overseas businesses and as well as to set up a new product development, sales, and marketing entities with domestic and international administration consolidated into the company. We believe that it will strengthen our sales and marketing, particularly the exporting of products.

RESALE SUPPLIERS

During the year ended December 31, 2010, we derived a substantial portion of our products for resale from many suppliers in Gansu & Northern China.  Dependence upon a limited number of suppliers poses business risks, which is one reason why we have a diverse choice of vendors for our operations. These suppliers make up seed, animal feed, fertilizer, agro business materials, incidental construction materials, and other related agriculture industry supplies companies.

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

ITEM 1 — BUSINESS - continued

Our Competitive Advantages

We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

•
Industry Trend Flexibility.  Our ability to adjust our agricultural structure and improve the quality of agricultural products has resulted in the comprehensive development of the agricultural economy. Planting structure has also been continuously optimized which has developed from traditional agriculture to cash crops. The production of the cash crops such as cotton, oil, sugar, hemp, fruits, vegetables and other crop production have relatively access to rapid development. The main agricultural products concentrate on the predominance-areas is speeding up and the level of quality of the agricultural products has been further enhanced.

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

ITEM 1 — BUSINESS - continued

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

ITEM 1 — BUSINESS - continued

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

ITEM 1 — BUSINESS - continued

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

ITEM 1 — BUSINESS - continued

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

ITEM 1 — BUSINESS - continued

Bio Friendly and Organic Fertilizers

Fertilizers are very important and we take all measures to utilized organic fertilizers. The company internally produces organic fertilizer materials within the company’s sustainable operations concept. The fertilizers used are friendly to the environment and nontoxic to water systems. Our efforts are to reduce the effects of over farmed land on fertile soil and create a medium for enhanced water saving techniques as well as adding additional nutrients. The quality of soil is vital and this approach achieves that goal. This approach also allows for a higher quality product with more nutrients, flavor, and appearance.

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

ITEM 1 — BUSINESS - continued

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

ITEM 1 — BUSINESS - continued

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

ITEM 1 — BUSINESS - continued

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

Regulations Relating to Land

There is no private ownership of land in China. All land in the PRC is either state-owned or collectively owned, depending on the location of the land. All land in the urban areas of a city or town is state-owned, and all land in the rural areas of a city or town and all rural land are, unless otherwise specified by law, collectively owned. The state has the right to reclaim land in accordance with law if required for the benefit of the public. Although all land in the PRC is owned by the state or by collectives, private individuals and businesses and other organizations are permitted to hold, lease and develop land for which they are granted land use rights. . Land use rights can be obtained from the government for a period up to 50 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the Chinese State Land Administration Bureau upon payment of the required land transfer fee. We have received the necessary land use right certificates for our operating facilities as further described in Item 2 –Properties.

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

ITEM 1A — RISK FACTORS - continued

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

ITEM 1A — RISK FACTORS - continued

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

ITEM 1A — RISK FACTORS - continued

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

ITEM 1A — RISK FACTORS - continued

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

ITEM 2 — PROPERTIES - continued

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

Gansu Tiaoshan Group Co., Ltd., as subsidiary, owns 1,342 square meters of office building in Yitiaoshan Town, Jingtai County, Gansu Province, 87,342 square meters of area for production and processing, 60,000 acres of land includes such as distillery, woolen jumper factory, cement factory, preserved fruit factory, honey factory, chicken farm, orchard, plantation and ranch, and cultivates .

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

ITEM 3 — LEGAL PROCEEDINGS

During the normal course of business, we or our subsidiaries may be engaged in legal proceedings.  The Company does not believe that such legal proceedings, if any, will have a material adverse effect financially or on its operations.

ITEM 4 — REMOVED AND RESERVED

PART III

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

Seasonality and the growing season. As with an agricultural operation we experience seasonality in our business. The harvest season for our agriculture products are generally from mid-July to mid-November every year, exclusive of a smaller amount of product grown during the winter in greenhouses.

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

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
	Dollars	% of Sales	Dollars	% of Sales
	(000's)		(000's)

Net Sales	$849,454	100.0%	$739,630	100.0%
Costs of Goods Sold	743,601	87.54	655,376	88.6
Gross profit	105,853	12.46	84,254	11.4
Sales and marketing expenses	1,491	0.2	1,299	0.2
General and administrative expenses	3,549	0.4	3,092	0.4
Interest expense	2,354	0.3	2,466	0.3
Other income	727	0.1	1,667	0.2
Net income	$97,446	11.4	$77,474	10.5

The functional currency of our operations is the Chinese RMB which are being reported in US Dollars for financial statement reporting purposes. The results of operations reported in the table above are based on an average exchange rate of 6.62 RMB to $1 US for the year ended December 31, 2010 and an average exchange rate of 6.88 RMB to $1 US for the year ended December 31, 2009.

Net Sales. We generate sales from our farm and side line products. Net sales for the year ended December 31, 2010 increased $ 109.9million, or14.9 % to $849.5million as compared to $739.6 million for the year ended December 31, 2009. The increase in net sales was attributable to higher yields and a better mix in products sales coupled with better pricing on certain crops, namely corn and soybean. The overall increases in Net sales are primarily a result of price soaring attributable to the general economics in China. These comparisons show that our sales in 2010 have enjoyed a significantly growth.  This is due primarily to increased market price of our products.

Cost of Goods Sold. Our cost of goods sold consists primarily of the costs of our raw materials, labor, overhead and sales tax. Cost of sales for the year ended December 31, 2010 increased by a marginal $88.2million, or 13.5%, to $743.6million from $655.4 million for the year ended December 31, 2009. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production.  Our production has been adversely affected by heavy snow storms from January through May of this year in northwest China.  This has disrupted our planting and as a consequence has increased production costs.

Gross Profit and Gross Margin. Our gross profit for the year ended December 31, 2010 increased $ 21.6 million, or 25.6% to $105.9 million from $84.3 million for the year ended December 31, 2009. The improved margins was a result of better yields with fruit tree production and better product mix and pricing, namely with corn and soybean.

Sales and Marketing Expenses. Our sales and marketing expenses for the year ended December 31, 2010 remained level at $0.2 million as compared to the prior year ended December 31, 2009 due principally to management’s continued heightened focus on controlling costs.

General and Administrative Expenses.  Our general and administrative expenses for the year ended December 31, 2010 remained level at $0.5 million as compared to the prior year ended December 31, 2009, due principally to management’s continued heightened focus on controlling costs.

Interest Expenses and Other Income. Our interest expense remained constant at $2.4 million, and other income decreased to $0.7 million, respectively for the year ended December 31, 2010 as compared to the prior year ended December 31, 2009.

Accounts receivable, net: The Accounts Receivable, net ending balance was $76,240,589 U.S. dollars, at the beginning of the year it was $71,216,566 U.S. dollars, giving an increase of 7.05%.  This increase is mainly due to the rising prices of the current period and the results of the conversion of exchange rate movement.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Inventories:  The Inventory ending balance was $103,588,885 and the ending balance was $75,332,668.  This gives an increase of 37.51% which was mainly due to rising prices, the result of the conversion exchange rate, and the increases in chemical fertilizers, pesticides and seed reserves.

Property, plant and equipment, net:  The ending balance of property, plant and equipment was $404,385,526, the beginning balance was $$393,776,831.  This increase of 2.69% was due mainly to the result of the changes in the exchange rate.

Construction in progress:  Construction in progress has a ending balance of $6,664,773 and the beginning balance of $5,446,595.  This was an increase of 22.4%.  The increase was due to the increased investment in projects.

Intangible assets, net：the ending balance $ 985,004,893, at beginning of year $958,065,063, an increase of 2.81%, mainly due to conversion of exchange rate movement of current period .

Accounts payable and accrued expenses：the ending balance $ 44,593,435, at beginning of year $55,031,294, a reduction of 18.97%, mainly due to price increases of current period which results in shortage of reserve items.

Long term payable：the ending balance $37,359,986, at beginning of year $51,643,382, a reduction of 27.66%, due mainly to repay in current period.

 Liquidity and Capital Resources

Cash generated from operation is our primary source of operating liquidity and we believe that internally generated cash flows are sufficient to support day-to-day business operations. Our working capital management team actively monitors the efficiency of our balance sheet under various macroeconomic and competitive scenarios. Thesescenarious quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity, both domestically and internationally, to support our acquisition and investment strategy, and other corporate needs. We utilize external capital sources, such as long-term notes and structured financing arrangements, and short-term borrowing, to supplement our internally generated sources of liquidity as necessary.

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

Net cash provided by operating activities was $51.1 million for calendar year 2010 as compared to $39.6 million for calendar year 2009. Net cash provided by operating activities was lower during the current year in relation to the prior year principally because of increases in inventory levels and reductions in the amount of trade payables outstanding. Net cash used in investing activities was 42.1 million for calendar year 2010 as compared to $17.6 million in calendar year 2009. The decrease was attributed to lower capital expenditures. Net cash used in financing activities was $8.6 million for calendar year 2010 compared with $22.0 million for calendar year 2009. The decrease was attributed to less the debt repayment during the current year as compared to the previous year.

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

Key Performance Metrics – Our cash conversion cycle for fiscal year ended December 31, 2010 deteriorated from the fiscal year ended December 31, 2009. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

	Fiscal Year Ended
	2010	2009	2008

Days of sales outstanding(a)	33	35	32
Days of supply in inventory(b)	45	37	35
Days in accounts payable(c)	22	31	36

Cash conversion cycle	56	41	31

(a)
Days of sales outstanding ("DSO") calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent yearly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current year (360 days).

(b)
Days of supply in inventory ("DSI") measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current year (360 days).

(c)
Days in accounts payable ("DPO") calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current year (360 days).

 The DSO decreased 2 days, the DSI increased 8days,  and the DPO decreased 9days in 2010, compare to 2009,  this main due to the price of materials and finished goods rise up greatly in 2010, and we purchase our materials main in the first half year, and harvest and sell most of our products  in the second half. We updated the contracts with our vendors and customers in the second half year, so the price of materials and products were flat in the first half year. And these make the DSI increased greatly but the DPO decreased greatly.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The main work of the board of directors within the year is as follows:

(a)
Set up the Company's strategy orientation of" Taking modernization of agriculture as the direction, professional company group as a profit center, relying on the resources superiority, strengthening and expanding Special advantage agricultural products". The company will give a full play to its advantages in resources, breaking the regional boundaries, implementation of assets optimization and restructuring, and industrial management, strive to develop quality high-efficiency agriculture, Having integrated the processing abilities of those products and industries with Characteristic Superiority, strong market competitiveness, High Economic Efficiency and market share reaching a certain scale, such as hops, seed potatoes etc., And through the reform of internal management system and shift operation mechanism, so that the product quality and yield have been improved, which enhances the competitiveness of the company's advantageous industries in the market.

(b)
Utilize a variety of financing methods to ensure smooth operations of the company funds, which can effectively connect the Capital Chain of the Company, Unifies Own Actual Situation, the company in financing takes on a way of a combination of normal long-term loans and short-term loans which ensures that the continued access funds are spent effectively. In particular, in August 2010, all the audited statements has finished the work of appearing in the newspapers of SEC, which has made Yasheng Group a public company fully appearing in the newspapers of SEC, it has opened up new markets for company group's Capitalization operation and product sales, simultaneously it has also injected new vitality for the development of the company.

(c)
Grasps the policy, Connect the Reality,steady promote progress of  the company's construction projects, Make full use of the central and local government's policies to strengthen agriculture and benefit farmers, and combining with its own industry development requirements, by the approval by the first meeting of the company's third provisional board of directors, implement the beef cattle breeding project, expand the farming project, and purchase of mining project,  investment in biotechnology R & D projects, among which the investment of the conversion of desolated beaches land to arable land has been completed.

(d)
strengthen the management, working out rules and regulations, gradually standardizing the operation  First, in strict accordance with the provisions of "Company Law of the People's Republic of China“ and "Securities Law of the People's Republic of China", based on the original  and according to the company's  new development requirements, and further improve the company's management systems, standardize the company's operations to enhance the company's ability to control. Secondly, strengthen the company's operating management. By refining and improving the management objectives responsibility, ensure successful completion of the company's annual business objectives.

From the macroeconomic situation, the development of the world economy is entering to Adjustment and Transformation Period, the impact of the financial crisis will continue to be quite a long time, the change of domestic and international economic situation will bring greater fluctuations to agricultural products' production, processing, import and export, consumption etc. The uncertainties of the policies such as domestic inflation expectation, credit squeeze, which will also exert a measure of influence over the company operations. Simultaneously Agriculture, as the foundation of the national economy, the agricultural production enterprises are still the key area the state strongly supports, and the State's changes and guidance to agricultural policies may also exert direct and uncertain influence over the company's operations.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Look into the future development trend of the company

(A) The main strengths and opportunities that the company is facing in its future development

 (a) Agriculture is a basic industry to which the Chinese Central Government gives a long-term key aid, all levels of the people’s government recently have published a number of supporting agriculture policies, which has provided a good opportunity for the company's development.

 (b) The Company is an Agricultural Industrial Leading Enterprise, by ways of publishing policies such as interest subsidies, tax preference etc. encouraging the development of leading agricultural enterprises, the State leads agriculture to develop in the direction of going to scale, industrialization and modernization.

 (c) Our country attaches great importance to application of water-saving irrigation technology in Agriculture Area, for that reason, it will also vigorously support the development of water-saving irrigation industry in respect to industrial policy and funding.

 (d) The company is rich in land resource. In recent years through the measures of transformation of planting base, application of drip irrigation technology, implementing regional and large-scale crop cultivation and introduction of new varieties, by ways of use of large-scale agricultural operations and intensive management, the company has enhanced the level of agricultural industrialization, which has displayed the industry pattern taking hops, beer barley and potato as its leading products.

(e) As a national agricultural industrialization leading enterprise, the Company's products such as hops and beer barley have a strong brand advantage, the quality of hops has a higher visibility in the international beer brewing industry, and Products such as fruit and vegetable have repeatedly won gold and silver awards in Product Exposition of former Ministry of Forestry.

(f) The company is actively developing mineral industry, in the future the mineral industry will become a new profit growth point.

(g) As a multinational company, Yasheng Group is facing with opportunities and challenges, company group's targets from a long-term point of view, Exploit Overseas Markets, strengthen international exchanges and cooperation, As an overseas listed company, Yasheng Group has gathered  the unique resources superiority, modern leading-edge large-scale agriculture, industrial development advantages, advantages of modern management system, the comprehensive judgment of objective environment and development situation that is facing, we are in an important strategic opportune period that be able to develop the company's potential to full. Opportunities faced will be more, competition will be more intense, the situation is more complex, and new problems will be more. We must actively seek to policies support of national and higher authority, struggling in becoming a leader in the construction of the modern large-scale agriculture.

The company's development strategy

The Company's future development strategy: The company will firmly grasp the important development strategy for the current period, with the help of the policies to strengthen agriculture and benefit farmers, built up a modern large-scale industrial system of agriculture that is interacting with each other with high-efficiently integrated and  highlighting the core competencies. Complete to build the country's major economic area of modern agriculture and efficient ecological economic zone The company will give full play to its agricultural resources superiority, aiming at" build a large base, cultivate and support  large adventures and form a big industry", seize the opportunity of  industry development and investment, strengthen market research development efforts, adjusting agricultural planting structure, develop all resources, improve the comprehensive utilization efficiency of land resource, build  a high starting point and high standard modern agricultural logistics system, enhance the overall efficiency of the industry, achieve the company's plan and the overall strategy of building the province's high-quality modern agricultural enterprise group. Strive to make the Company become one of the listed companies in agricultural industry in western China with most comprehensive competitiveness, and a western modern agricultural construction industry leader. and the company will also make full use of its advantages, highlighting the advantages of green products in Gansu Province, vigorously expand fine and further processing of agricultural products, make the company an influential domestic and international high-tech agricultural demonstration base, a fine and further processing base of agricultural products and green (organic)products  production base. Through the fine and further processing of agricultural products, and continuously push forward scientific and technological innovation, and actively explore a variety of business, extend the industrial chain, enhance the status of listed companies, achieve the sustainable development of the company, create a good return for shareholders.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Key construction plans

A.  Cogeneration of 600,000 tons / year methanol project

Through Comprehensive Utilization of JISCO converter, blast-furnace gas, coke-oven gas and natural gas resources around, build a large methanol plant in Jiayuguan City, Gansu Province, which is not only concrete implementation of the construction of circular economy and eco-city, but the decision-making  of being consistent with the national energy structure adjustment and develop-the-west strategy.

According to the Recommendation Memo of Jiayuguan Municipal Development and Reform Commission and the supply capacity of Metallurgy exhaust gas and raw materials natural gas of JIUQUAN IRON AND STEEL CO., LTD, determine that the fine methanol ability of the project is 2015 tons / day, that is: the size of the methanol plant of this project is: Nominal ability is 600,000 tons / year,  the actual capacity is 84 tons / hour, the annual total operating time at 7200 hours, then the actual production is 604,000 tons / year.

The total investment of the project is expected to be $ 234 million, of which $ 213 million investment in fixed assets, working capital $ 010,000,000, construction period interest on $ 011,000,000 million.

After completion of the project, the annual sales income is $ 130 million, the annual taxes paid and extra charges totals $18,000,000 million with an annual average net income of $ 30,000,000 million, the investment profit rate of the project is 12.02%, the profit and tax rate is 20.45%, the total project payback period is of 7.62 years((including construction period).

B.  The comprehensive exploitation project of 400,000 acres of pasture

Construction Contents:

(a) 400,000 acres of Derelict Land Recover, Development And Consolidation, which will be based on an efficient and economic grass, to effectively increase in vegetation and rate of stocking, achieving grazing capacity/acre of 2 cattle, 2 sheep. The main construction content is to repair and match 160 motor-pumped wells, Systematic Construct sprinkling irrigation and grass.

(b) Construct winter brooders for cattle and sheep, with an area of 800,000 square meters and 640,000 square meters respectively, and complete a full range of facilities in the winter brooders. Livestock inventories: 688,000 cattle and 240,000 sheep.

(c) to implement the construction of 400,000 acres of pasture by sealing the grassland

(d) Cows and Sheep Breeding Center

(e) Introduce 320,000 fine breeds of cattle and 240,000 sheep; buy 80,000 beef cattle for fattening

(f) Construct cattle and sheep slaughtering production line of 8 respectively (Medium and small production line).

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Through the comprehensive development of 400,000 acres of pasture, shape the scale of amount of livestock on hand of 368,000 beef cattle and 240,000 mutton sheep, achieving an annual production capacity of 92,000 tons of beef and 10,080 tons of mutton sheep. The total investment of the project is $ 322 million, of which $ 153 million investment in fixed assets, working capital $ 1.69. After completion of the project, which can realize sales income 321 million with an annual additional net earnings of 73,000,000 million?

C. The further processing project of line of potato products

Based on the analysis of the potato industry market and the development trend at home and abroad, the potato industry will become the 21st century's most promising and most competitive industry.

The project consists of five components: (a） seed potato system construction;(b) Construction of production bases of dedicated high-quality merchandise potato; (c) the construction of industry group of potato further processing; (d) the construction of market circulation system; (e) new products R & D and Construction of quality assurance system.

The total investment of the project is $ 80,000,000.00, after the project is completed, the annual additional sales revenue is $ 107,492,600.00, and the new additional net income is $ 25,766,953.78.

2011 Key Business Working Plans

(a) Continue to focus on the company's production and operation, through smooth implementation of all the production and operation plans to enhance the company's economic efficiency.

(b)  Make full use of a listed company platform, do well capital operation and financing, positively Storage Fund for the normal operation and further development of the real economy of the Company.

(c) Enhance project and industrial systems management, highlighting the leading industry growth. Seizing the valuable opportunity that China's Great Western Development Strategy has entered a new historical stage and the policy opportunity that the central government is strongly supporting Gansu Province's economic work and rural work, Using the project construction as carrier, highlighting the leading industry growth, and actively promote modern agriculture construction, renovate and complete the industrial system, and promote a virtuous circle of the production and operation.

(d)  Strengthening financial management, to further standardize the operations of the Branch Offices and subsidiaries. We will further standardize the management of the Branch Offices and subsidiaries in the areas of a listed company's standard operation, internal control and financial management, enhance training to improve the company's control and competitiveness.

 (e) Give full play to the team spirit, Make great efforts to foster a business culture of democratic leadership, employee trust, being full of human spirit to raise the company's execution, cohesion and combat effectiveness.

Risks the company is facing and the responses

As an Agriculture-stock company, which benefits from state preferential policies for agriculture and food, if the current preferential policies enjoyed are modified or cancelled, the company's business and profitability will be adversely affected. In recent years, as raw materials prices rise, international, national and private capitals are moving into the agricultural processing industry on a large-scale to compete for resources, the purchase price of rice and other crops have pushed up, which has resulted in rising costs of agricultural products processing enterprises, profits decrease. Response are: technological innovation, improve quality, Energy Reducing, emissions reduction,  try hard to reduce product cost, develop of high-end products, work harder on the equipment modification and technological innovation, establish a brand, and new products R & D.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The risks of macroeconomic policy:

Development of the company may be subject to multi-objective policies such as national fiscal, monetary, investment and price policies etc., our company will be based on our own development conditions, in a timely manner according to macroeconomic changes, grasp the intensity and priorities of the implementation of national policies.

Natural Disaster Risks:

Agricultural Production is vulnerable to the formidable natural conditions such as wind damage, cold snap and drought etc., crop yields prone to volatility. Our Company will focus on the research work such as water-saving drip irrigation, desertification control and salt-resistant breeding. By rapidly developing industrial management of agriculture, enhance the company's strength in order to withstand natural disaster risks.

Market competition and rising costs risks:

The agricultural market competition is more intense, and the prices of agricultural production materials such as machinery, fertilizers, pesticides etc. which are necessary for agricultural production are increasing rapidly, which has caused a certain pressure to the company's profit growth. The company will address these risks by agricultural product variety improvement and adjustment to improve the yield and quality.

Financial risks:

The company's future investment scale of the reconstruction or expansion projects is very big, which is posing a challenge to the company's financial management ability. The Company will take an active interest in and study the national financial policies and Industry Guidance, actively carry out a variety of financing activities, while taking great efforts on strengthening internal management, and improving the enterprises’ profitability.

The funds required for the future development strategies and funding sources

As the company's processing enterprises purchase and store of a large number of raw materials every year, fund demand is large. The company will base on the actual situation; the company will focus on the funds required for the future development strategies, by the capital markets using the combination of a variety of Financial Methods such as issuing medium-term notes, financial products and normal loan.

2010 board meeting

State the discussions of Board of Directors on the company's accounting policy, changes in accounting estimates, significant accounting errors correction, significant supplemental information omissions and performance announcement in advance, and Accountability measures on some responsible persons and Results of Transaction.

During the reporting period, there are no major changes in accounting policies and accounting estimates, significant accounting errors correction significant supplemental information omissions and performance announcement in advance.

The daily work of the board of directors: 1. board meetings and resolutions, 2.implementation of General Assembly resolution of shareholders

According to spirit of the resolution of the first EGM in 2010, complete change work of some the board members; complete the application for listing work in 2010.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

C.  the establishment of a sound system of work-related systems of the board's audit committee, the main contents and report the summarized performance of their duties, the Audit Committee and actively organize to prepare and review the company's 2010 annual report. They are:

Yasheng Grroup's Audit Committee held its first meeting on February 25,2011.,which has reviewed the financial accounting statements and related information, communicated with HeShurong and the Certified Public Accountants of the Accounting Firm, determine commonly the company's 2010 annual financial report's audit work schedule

Off-Balance Sheet Arrangements

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

Due to a lack of the PCAOB registered auditor, on September 6, 2006,  we filed Form 15-12g, required by Rules 12g-4, 12h-3 and 15d-6 of the General Rules and Regulations under the Securities Exchange Act of 1934.  We are in the process of bringing all of our quarterly and annual reports current. On March 15, 2010, we started this process by filing our Form 10-K for the fiscal year ending December 31, 2004. On August 13, 2010, we finished our past due filings.

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

ITEM 9A (T). CONTROLS AND PROCEDURES - continued

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

                 The Hongxin CPA, an independent registered public accounting firm, has audited the consolidated financial statements of Yasheng Group for the fiscal year ended December 31, 2010, in accordance with the auditing standards generally accepted in the United States of America and with accounting principles generally accepted in the United States of America, and as part of their audit, has issued their report, hereinafter, on the effectiveness of our internal control over financial reporting.

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

Biographies

         Mr. Zhou Changsheng. Founder and Chairman of Yasheng Group, Mr. Zhou leads the overall operation and management of the Company. He is also a standing council member of International Hops Grower Association and holds many other positions in industrial and agricultural trade associations. From May 1987 to May 1997, Mr. Zhou served as Chairman of Gansu Yasheng Salt Industry (Group) Co., Ltd. Subsequently, he served as Chairman of the Board of Gansu Yasheng Industrial (Group) Co., Ltd. from June 1997 to May 2006. Mr. Zhou holds a Ph.D. in Business Administration. Mr. Zhou, a Senior Economist, have over 40-year experience in several fields: agriculture, chemicals, biotechnology, management, and finance.

         Wu Mei Ping. Ms. Wu is President of YaSheng Group and sits on the Board of Directors. She is also holds an honorary PhD in Architecture and a master of Business Administration. Ms. Wu practiced architecture for many years and designed dozens of significant buildings throughout Northwestern China. She is an accomplished and published artist. Ms. Wu works for YaSheng Group for over seven years and has been an active business leader in the bay area of California for eight years. She has accumulated extensive experience in operation and management. Ms. Wu is also Honorary Principal of Silk Road Fine Art Research Institution.

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Mr. Zhuang Haiyun. Mr. Zhuang has served as both the Chief Financial Officer and Director of the Company since March 2007. Between February 2005 and May 2006, Mr. Zhuang was the Chief Financial Officer of Gansu Salt Industrial Group. From December 2003 to March 2007, he served as the Chief Financial Officer of Yasheng Group. Mr. Zhuang was the General Accountant of Gansu Salt Industrial Group from June 1998 to November 2003. Mr. Zhuang holds a bachelor degree in Accounting. Mr. Zhuang, a Senior Accountant, has over 15-year experience in business administration and finance of agriculture industry.

           Mr. Wang Dengfu. Mr. Wang became the Director of the Company in 2003. From June 2000 to May 2008, he served as a Director and subsequently Chairman of Gansu Yasheng Industrial Group Co., Ltd. From June 1997 to May 2000, Mr. Wang was the Deputy General Manager and later General Manager of Gansu Yasheng Salt Industrial Group Co., Ltd. Between May 1987 and May 1992, Mr. Wang was a Director and subsequently Chairman of Gansu Jinsheng Industrial Co., Ltd. Mr. Wang holds a MBA degree. Mr. Wang, a Senior Economist, has more than 30-year experience in business management and finance of agriculture and chemicals industry.

           Mr. Wang Xitian. Mr. Wang became a Director of the Company in March 2007. From March 2006 to August 2009, he was Secretary of Party Committee of Gansu Yasheng Industrial (Group) Co., Ltd. From May 1992 to May 2008, Mr. Wang served as Managing Director of Gansu Agricultural Reclamation Zhangye Farm. Mr. Wang holds a Bachelor degree in Business Administration. He has over 25-year experience in operation and management of agriculture industry and is recognized as an innovative leader in transforming the industry.

           Mr. Wei Lefu. Mr. Wei became a Director of the Company since March 2007. From June 1990 to May 2007, he was Office Director of Gansu Yasheng Salt Industrial Co., Ltd. From 1995 to 2001, he served as both Deputy General Manager and Chief Financial Officer of Gansu Agricultural Reclamation Shopping Center. From March 1985 to May 1990, Mr. Wei served as Office Director of the Financial Department of Gansu Yasheng Shengdi Bay Farm. With a degree in Accounting, Mr. Wei has more than 30-year experience in management and finance of agriculture industry.

           Ms. He Shurong. Ms. He became a Director of the Company and Chairwoman of Audit Committee in March 2007. From April 2003 to February 2007, Ms. He served as Chief Officer of Organization Department of Gansu Yasheng Salt Industry Group Ltd. From July 1985 to 2003, she served as a teacher and subsequently Section Chief of Studies of University of Gansu Radio and Television at Yasheng. Ms. He holds a master degree. Ms. He, an Administration Engineer, has more than 25-year experience in administration, finance and business.

           Mr. Yang Shengniu. Mr. Yang became a director of the Company in March 2008. He has been a Director and subsequently Chairman of Gansu Yasheng Salt Industry Co., Ltd. since June 2008. From May 1995 to May 2008, Mr. Yang was Office Chief of Gansu Reclamation Industrial Co., Ltd. Mr. Yang holds a Bachelor degree and has more than 25-year experience in agriculture, business administration and management.

           Mr. Wei Tingwu. Mr. Wei has served as General Manager and Engineering Technical Director for Lanzhou Jiaoda Engineering Consulting Co., Ltd. since March 2009, where he has overseen the development and construction of many large projects throughout China. Previously, from 1997 to 2009, Mr. Wei was Technical Director with Jiuquan City Project Construction Inspection Center. He is a Senior Engineer. Mr. Wei has over 20-year experience in engineering supervision and administrative management. Mr. Wei is currently a member of the Audit Committee.

           Mr. Yang Baoquan. Mr. Yang was the Chief Technology Officer for the Jiuquan Botanical Garden from 2001 to 2010. From 1987 to 1999, Mr. Yang served as an engineer and subsequently Technical Director for the Jiuquan City Forestry Bureau. Mr. Yang received a Bachelor’s Degree from Gansu Agriculture University, majoring in Forestry and Ecological Protection. Mr. Yang is a Senior Engineer. He has over 20-years’ experience in the fields of ecological protection and administrative management. He is currently both Chairman of the Compensation Committee and a member of Corporate Governance and Nominating Committee.

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

           Mr. Liu Darong. Mr. Liu has served as Chairman and legal representative with Akesai County Granite Stone Material Factory from 1995 to present,. During this period, Mr. Liu took a leading role in stone material program with many large projects, including Mo Gao Grotto at Dunhuang. From 1988 to 1994, Mr. Liu was Vice Major with Gansu Qingshui County. Mr. Liu has over twenty-year experience in project and administrative management. Mr. Liu is currently an independent director of the Board. He also serves as both Chairman of the Corporate Governance and Nominating Committee and a member of the Compensation Committee.

           Mr. Wang Anxue. Mr. Wang has served as a Senior Engineer with the Suzhou Municipal Water Affairs Bureau in China from 2000 to 2010, in charge of water resources engineering survey and design. During the period, he won a Second Prize in Science and Technology Progress at Gansu Province level. Previously, from 1986 to 2000, Mr. Wang served as the Corp Secretary for Jiuquan Dayu Co., Ltd., a listed company in China. Mr. Wang is a Senior Engineer. He holds a Bachelor’s Degree in Engineering. Mr. Wang has over 25 years’ experience in survey and administrative management. Mr. Wang currently is an independent director. He also serves as both a member of the Compensation Committee and a member of the Audit Committee.

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

Audit Committee and Audit Committee Financial Expert

 Our Board of Directors has established an audit committee composed entirely of independent directors with the financial literacy, knowledge and experience to provide appropriate oversight. Our Audit Committee Charter is available on the Company’s website at www.yashenggroup.com - select the “Investor Relations” link and then the “Corporate Governance” link.

The Board of Directors has determined that Mr. Zhang Xinmin, Chairman of our Audit Committee, satisfy the criteria adopted by SEC to serve as “audit committee financial experts”. The Board of Directors has determined that Wei Tingwu and Wang Anxue, constituting all members of our Audit Committee, are independent directors with the requirements of the Exchange Act.

None of the Company’s directors serves on the audit committee of more than three public companies.

ITEM 11 — EXECUTIVE COMPENSATION

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

Governance Committee and Nominations to the Board of Directors

Our Board of Directors has established an audit committee comprised of independent directors with the financial literacy, knowledge and experience to provide appropriate oversight. Our Audit Committee Charter is available on the Company’s website at www.yashenggroup.com - select the “Investor Relations” link and then the “Corporate Governance” link.

The Board of Directors has determined that Mr. Liu Darong, Chairman of our Audit Committee, satisfy the criteria adopted by SEC to serve as “audit committee financial experts”. The Board of Directors has determined that Yang Baoquan and Zhang Xinmin, constituting all members of our Audit Committee, are independent directors with the requirements of the Exchange Act.

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

 ITEM 11 — EXECUTIVE COMPENSATION - continued

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Audit Fees

Audit Fees .  Our auditors for the years ended December 31, 2010 and 2009 were Gansu Hongxin, Certified Public Accountants Co., Ltd., Lanzhou, China.  The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2010 and the review of our quarterly reports for such year amounted to approximately RMB $1,150,000. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2009 and the review of our quarterly reports for such year, amounted to approximately RMB $1,050,000.

Audit Related Fees. For the years ended December 31, 2010 and December 31, 2009, we paid $0 and $0, respectively, to Gansu Hongxin for other audit related fees.

Tax Fees.  For the years ended December 31, 2010 and December 31, 2009, we paid $0 and $0, respectively, to Gansu Hongxin for tax fees.

All Other Fees.   For the years ended December 31, 2010 and December 31, 2009, we paid $0 and $0, respectively, to Gansu Hongxin for all other fees.

The above-mentioned fees are set forth as follows in tabular form:

	2010	2009

Audit Fees	RMB $1,050,000	RMB $1,050,000
Audit Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

 There have been no non-audit services provided by our independent accountant for the year ended December 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES - continued

Pre-Approval Policies and Procedures

All audit and non-audit services performed by our auditors must be approved in advance by our Board to ensure that such services to not impair the auditor’s independence from us.  Our Board has approved all audit and non-audit services provided by the independent auditors for the fiscal year ended December 31, 2009.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheet	F-3

	Consolidated Statements of Operations	F-4

	Consolidated Statement of Stockholders’ Equity	F-5

	Consolidated Statement of Cash Flows	F-6

	Consolidated Statement of Comprehensive Loss	F-7

	Notes to Consolidated Financial Statements	F-8

(a)(2)	Schedules .

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

YASHENG GROUP

Dated: April 5 , 2012	By:	/s/ Zhou Chang Sheng
Zhou Chang Sheng
Chief Executive Officer (Principal Executive Officer)

Dated: April 5 , 2012	By:	/s/ Zhuang Hai Yun
Zhuang Hai Yun
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 5 , 2012	By : /s/ Wang Deng Fu
Wang Deng Fu
Director

Dated: April 5 , 2012	By: /s/ Mei Ping Wu
Mei Ping Wu
Director

Dated: April 5 , 2012	By: /s/ Wang Xitian
Wang Xitian
Director

Dated: April 5 , 2012	By: /s/ He Shurong
He Shurong
Director

Dated: April 5 , 2012	By: /s/ Wei Lefu
Wei Lefu
Director

Dated: April 5 , 2012	By: /s/ Yang Shengniu
Yang Shengniu
Director

Dated: April 5 , 2012	By: /s/ Wei Tingwu
Wei Tingwu
Director

Dated: April 5 , 2012	By: /s/ Yang Baoquan
Yang Baoquan
Director

Dated: April 5 , 2012	By: /s/ Zhang Zinmin
Zhang Xinmin
Director

Dated: April 5 , 2012	By: /s/ Liu Darong
Liu Darong
Director

Dated: April 5 , 2012	By: /s/ Wang Anxue
Wang Anxue
Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Acquisition By and Between Nicolas Investment Company, Inc, and Yasheng Group dated June 13, 2004 (1)
3.1	Articles of Incorporation of YaSheng Group (2)
3.2	Amended and Restated Bylaws of YaSheng Group dated September 24, 2010 (3)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
99.1	Charter of the Audit Committee (4)
31.2	Charter of the Compensation Committee (4)
32.1	Charter of the Corporate Governance and Nominating Committee (4)

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

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yasheng Group:

We have audited the accompanying consolidated balance sheets of Yasheng Group and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yasheng Group and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gansu Hongxin Certified Public Accountants Co., Ltd.

Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China
March 16, 2012

YASHENG GROUP
Consolidated Balance Sheets

	Year Ended December 31, 2009
	2010	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$10,116,750	$8,010,017	$7,880,338
Accounts receivable, net	76,240,589	71,216,566	64,616,646
Inventories	103,588,885	75,332,668	70,357,148
Prepaid and other current assets	4,538,058	4,673,279	4,762,327

Total current assets	194,484,282	159,232,530	147,616,459
		-
Equity and other investments	193,974	190,402	190,509

Property, plant and equipment, net	675,942,304	623,423,414	626,481,479
Construction in progress	6,664,772	5,446,595	5,823,620
Intangible assets, net	985,004,893	958,065,063	945,931,378

Total assets	$1,862,290,225	$1,746,358,004	$1,726,043,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$44,593,435	$55,031,294	$65,925,273
Short term loans	15,099,582	19,606,983	25,761,947
VAT Tax payable	988,429	1,142,638	1,205,555
Current portion of long term debt	7,518,868	9,796,158	25,228,661
Other current liabilities	801,140	1,170,455	1,365,609

Total current liabilities	69,001,454	86,747,528	119,487,045

Long term debt	2,441,364	3,220,335	3,579,453
Long term payable	37,359,986	51,643,382	77,168,451

Total liabilities	108,802,804	141,611,245	200,234,949

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355	155,097,355
Accumulated other comprehensive income	291,678,383	240,383,631	238,919,350
Retained earnings	1,306,711,683	1,209,265,773	1,131,791,791

Total stockholders’ equity	1,753,487,421	1,604,746,759	1,525,808,496

Total liabilities & stockholders' equity	$1,862,290,225	$1,746,358,004	$1,726,043,445

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008

Net sales	$849,454,265	$739,630,043	$736,213,299

Cost of goods sold	743,600,855	655,376,444	655,007,438

Gross profit	105,853,410	84,253,599	81,205,861

Operating expenses:
Sales and marketing	1,490,934	1,298,979	1,298,127
General and administrative	5,289,014	4,681,435	4,562,504
Total operating expenses	6,779,948	5,980,414	5,860,631

Operating profit	99,073,462	78,273,185	75,345,230

Interest expense	2,354,175	2,465,698	2,487,221

Other income (expense）	726,623	1,666,495	1,662,433

Income before income tax expense	97,445,910	77,473,982	74,520,442
Income tax expense

Net income	$97,445,910	$77,473,982	$74,520,442

Basic earnings per share	0.63	0.50	0.49
Weighted average number of shares	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Consolidated Statements of Stockholders' Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance as of January 1, 2008	$155,097,355	$1,057,271,349	$150,932,880	$1,363,301,584
Net Income		74,520,442		74,520,442
Foreign currency translation			87,986,470	87,986,470

Balance as of December 31, 2008	155,097,355	1,131,791,791	238,919,350	1,525,808,496
Net income		77,473,982		77,473,982
Foreign currency translation			1,464,281	1,464,281

Balance as of December 31, 2009	155,097,355	1,209,265,773	240,383,631	1,604,746,759
Net income		97,445,910		97,445,910
Foreign currency translation			51,294,752	51,294,752

Balance as of December 31, 2010	$155,097,355	$1,306,711,683	$291,678,383	$1,753,487,421

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$97,445,910	$77,473,982	$74,520,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,035,968	8,753,216	8,699,320
Allowance for doubtful accounts

Changes in assets and liabilities:
Accounts receivable	(2,814,198)	(6,539,356)	(3,611,194)
Inventories	(25,918,671)	(4,909,575)	9,357,306
Prepaid and other current assets	280,230	93,512	(203,685)
Accounts payable	(12,128,737)	(10,945,564)	(15,302,753)
Tax payables	(189,664)	(64,047)	(1,442)
Accrued expenses and other current liabilities	(422,357)	(206,640)	67,878
Net cash provided by operating activities	65,288,481	63,655,528	73,525,872

Cash flows from investing activities:
Purchase of assets	(40,375,742)	(15,971,165)	(116,433,743)
Investments	2,336	286	8,903
Net cash used in investing activities	(40,373,406)	(15,970,879)	(116,424,840)

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Payments on Land lease	(15,885,871)	(25,597,399)	(5,058,787)
Increase (decrease) in debt	(8,575,957)	(21,997,732)	(30,572,953)
Net cash provided by financing activities	(24,461,828)	(47,595,131)	(35,631,740)

Effect of exchange rate change on cash and cash equivalents	1,653,486	40,160	87,986,470

Net increase (decrease) in cash and cash equivalents	$2,106,733	$129,679	$(14,594,162)

Cash and cash equivalents at beginning of period	8,010,017	7,880,338	22,474,500
Cash and cash equivalents at end of period	10,116,750	8,010,017	7,880,338

Supplemental Disclosures:
Cash paid for interest	2,742,518	3,808,767	3,805,201
Cash paid for income taxes

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2010	2009	2008

Net income	$99,185,975	$79,063,741	$75,995,479
Other Comprehensive income:
Foreign currency translation adjustment	51,294,752	1,464,281	87,986,470
Total other comprehensive income	51,294,752	1,464,281	87,986,470

Total other comprehensive income	$150,480,727	$80,528,022	$163,981,949

The accompanying notes are an integral part of these consolidated financial statements.

Yasheng Group
Notes to Consolidated Financial Statements

1.	Organization and nature of operations

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

We mainly sell food products.  We recognize revenue when title and risk of loss are transferred to our customers.  This generally happens upon delivery of our products.

(f)	Shipping and handling costs

The Company records outward freight, purchasing and receiving costs in selling expenses; inspection costs and warehousing costs are recorded as general and administrative expenses.   In 2010 it was $ 67,394; in 2009 is 61,739 and $53,477 in 2008.

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

Buildings and improvements	20 - 40 years

Farming facilities	10 years

Machinery and equipment	7 years

Transportation and other facilities	3 - 15 years

Windbreaks (trees)	70 years

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

Accounts receivable are recognized and carried at original invoice amount outstanding less an allowance for doubtful accounts. The activity in the Accounts Receivable was as follows:

Year Ended	Gross Balance	Allowance	Net Balance
December 31st	at end of year	for doubtful accounts	Net, at end Of year

2008	68,012,174	3,395,528	64,616,646
2009	74,956,916	3,740,350	71,216,566
2010	80,244,805	4,004,216	76,240,589

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

Property, plant and equipment	2010	2009	2008

Buildings and improvements	95,277,965	92,735,509	91,616,116
Farming facilities	86,988,378	84,494,131	83,472,461
Machinery and equipment	11,133,849	10,934,251	10,795,997
Transportation and other facilities	277,371,758	269,793,603	266,541,793
Windbreak trees	278,626,515	234,494,249	225,773,820
Total	749,398,465	692,451,743	678,200,187

Accumulated Depreciation	70,391,665	64,180,663	48,472,297

Total	679,006,800	628,271,080	629,727,890

6.	Intangible assets, net

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

(a) Long term debt

	Collateral	Guarantee	Total	Maturity
2008	1,742,077	1,837,376	3,579,453	3 years
2009	1,567,335	1,653,000	3,220,335	3 years
2010	1,191,364	1,250,000	2,441,364	3 years

(b) Current portion of long term debt

	Collateral	Guarantee	Total	Interest rate
2008	16,567,359	8,661,302	25,228,661	7.02%
2009	6,433,158	3,363,000	9,796,158	7.02%
2010	5,018,868	2,500,000	7,518,868	7.02%

Yasheng Group
Notes to Consolidated Financial Statements

(c) Short term debt

	Collateral	Guarantee	Total	Maturity	Interest rate
2008	15,887,084	9,874,863	25,761,947	1 year	6.69%
2009	12,090,983	7,516,000	19,606,983	1 year	6.69%
2010	9,099,582	6,000,000	15,099,582	1 year	7.27%

11.	Employee benefit plans

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

The aforesaid items are for employee's benefits and should be accounted for as the Company's expenses.

12.	Segment information

In its operation of the business, management, including upper management and the board of director’s, reviews certain information as it relates to the Company as a whole.  The information most used and useful is the profitability by subsidiary.  Accordingly, these are the segments which are presented in the tables below.

Entity level segments:

2010 Sales Breakdown by Subsidiary Unit: Dollar
Subsidiaries	Net Sales	Cost of Sales	Gross Profit
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	118,151,556	102,769,093	15,382,463
Gansu Hongtai Agricultural Technology Co., Ltd.	168,488,937	147,152,308	21,336,629
Gansu Jinta Xingsheng Industrial Co., Ltd.	128,340,468	113,038,952	15,301,516
Gansu Jinta Yongsheng Agricultural Development Company.	122,724,491	108,121,851	14,602,640
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	1,259,973	1,061,982	197,991
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	291,075,880	253,235,931	37,839,949
Gansu Xiaheqing Industrial Co., Ltd.	19,412,960	18,220,738	1,192,222
Total	849,454,265	743,600,855	105,853,410

Yasheng Group
Notes to Consolidated Financial Statements

12.	Segment information - continued

 Other segments that are considered are agriculture, livestock and biotechnology/industrial.  Below is a schedule  that details each of these three segments.

Agriculture

Agriculture is our largest segment accounting for 99.14% of our sales.  This is spread over several of our entities. This segment includes over 30 agriculture products under the following six areas:

Field crops: Cotton, Corn, Barley, Wheat, Flaxseed, Alfalfa
Vegetables: Onion, Potato, Beet, Pea
Fruit: Apple, Pear, Apricot Specialty Crops: Hops, Wolfberry, Cumin, Liquorices
Seeds: Black Melon Seeds, sunflower Seeds, Corn Seed, Flax Seed

These also include processing the products and getting them to market.

Livestock

Our livestock segment, although small is growing, increasing 5% per year. Livestock includes animal husbandry, animal food products. This includes chickens and eggs. Chicken operations include breeding and raising chickens, as well as processing live chickens into fresh, frozen and value-added chicken products and logistics operations to move products through the supply chain.

Biotech/industrial

This segment includes construction materials. It increased 12% from 2009 to 2010.  We have a concrete plant in Baiyin which produces the majority of our sales currently in construction materials.

Below is a two year comparison chart on these segments.

Year 2010	Sales	Cost of	Gross	Gross
Sales %	Profit	Profit
Agriculture	842,118,489	736,675,380	105,443,109	12.52
Livestock	1,901,257	1,696,528	204,729	10.77
Biotech/Industrial	5,434,519	5,228,947	205,572	3.78
Total	849,454,265	743,600,855	105,853,410	12.46

Year 2009
Agriculture	732,989,735	649,072,458	83,917,277	11.45
Livestock	1,801,348	1,638,428	162,920	9.04
Biotech/Industrial	4,838,960	4,665,558	173,402	3.58
Total	739,630,043	655,376,444	84,253,599	11.39

Yasheng Group
Notes to Consolidated Financial Statements

13.	Earnings per share

The components of basic earnings per share are as follows:

	Years Ended December 31st,
	2010	2009	2008
Net income available
For common shareholders	97,445,910	77,473,982	74,520,442

Weighted average shares
of common stock	155,097,355	155,097,355	155,097,355

Basic earnings per share	0.63	0.50	0.49

14.	Operating leases

The Company has no operating leases for the periods shown.

15.	Quarterly Information (Unaudited)

	31-Mar	30-Jun	30-Sep	31-Dec	Total
Revenue	168,319,589	191,285,443	255,590,303	254,258,930	849,454,265
Gross Profit	18,443,467	20,989,622	33,790,942	32,629,379	105,853,410
Net Income	17,137,981	19,819,883	31,651,593	30,576,518	99,185,975
Basic/Diluted EPS	0.11	0.13	0.2	0.2	0.64