Form 10-K
period 2011-12-31
Yasheng Group
filed 2012-04-16
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31899
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
Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed fiscal year, June 30, 2011, was $12,247,803. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of December 31, 2011 was 155,097,355.

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

Our food and agro-byproducts are processed primarily from premium specialty agriculture products grown in Northwest China in six agricultural product categories: fresh fruits, vegetables, field crops, specialty crops, seeds and eggs. We have been producing our award winning premium specialty agriculture products for over 30 years.  We harvest our crops through farms that we own and from collective farm operators. Our primary product offering includes over 30 major agriculture products under 6 product categories with the major products including: field crops: cotton, corns, barley, wheat, flax, alfalfa; vegetables: onions, potatoes, beet, and peas; fruit: apples, pears, apricots: specialty crops: hops, wolfberries, cumin, liquorices; seeds: black melon seeds, sunflower seeds, corn seeds, flax seeds; poultry: eggs.  We also produce many additional fresh fruits and vegetables which supply the local and provincial markets. We generated approximately 22.8% of our revenues from field crop based products, 12.1% from vegetable based products, 34.87% from fruits, 17.2% from specialty crops, 7.76% from seeds, and 2.6% from poultry products and the residual from other production during the year ended December 31, 2011.

We sell our products through an extensive nationwide sales and distribution network covering 18 provinces and over 110 cities in China.  As of December 31, 2011, we have approximately 215 distributors and 30 direct clients. Our products are also sold directly to food processors as well as processed within our company and then resold to supermarkets or other distributors, or further processed into retail food products.  We also sell many of our fresh products within Gansu province as well as nationally to food processors and distributors, or directly to the supermarkets. Our customers are based primarily in China and include national and international leading companies.  Our products are also sold as feed for livestock, ingredients for Chinese traditional medicines as well as other important ingredients in the food industry.

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

Our net sales for the year ended December 31, 2011 was $949 million. Our gross profit for the year ended December 31, 2011 was $121.6 million. Earnings per share for the year end December 31, 2011 were $0.74 per share.

Our principal executive office is located at 805 Veterans Blvd., #228, Redwood City, CA 94063. Our telephone number at our U.S. executive office is (650) 363-8345.

ITEM 1 — BUSINESS - continued

Corporate History

YaSheng Group, was incorporated and established in 2004 by Gansu YaSheng Salt Industrial Group, Ltd (“Gansu YaSheng”). The Company was approved   by Chinese Ministry of Commerce as “China Oversea Investment Enterprise”. Gansu YaSheng is Yasheng largest shareholder and owns approximately 78% of Yasheng Group outstanding common stock.

In 2004, GanSu YaSheng established YaSheng Group to access the U.S. public markets and international markets, to implement its expansion plans, and acquired Nicholas Investment Company, Inc., a Nevada corporation.

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

ITEM 1 — BUSINESS - continued

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

ITEM 1 — BUSINESS - continued

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

Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd.

Registration authority： Gansu Provincial Industrial and Commercial Administration Bureau
The Business License (Provincial Level) was issued by Gansu Provincial administrative Bureau for Industry and Commerce

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

ITEM 1 — BUSINESS - continued

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
Legal Domicile: Aviation Road No. 2, XiaHequing, Jiuquan City, Gansu Province

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

Registration Authority:  Jinta County-Level Administrative Bureau for Industry and Commerce, Gansu Province

Legal Domicile:  ShengDian, Jinta County, Gansu Province

4.             Gansu Hongtai Agricultural Technology Co., Ltd.   Gansu Hongtai Agricultural Technology Co., Ltd. is located in Gao Tai County Zhangye City, Gansu Province, founded in 1999. It has over 1,700 employees and approximately 18,800 mu of arable land. Hongtai mainly grows, processes and sells products such as cotton, corn, barley, onions, potatoes, apples, pears, apricot, wolfberry, cumin, and licorice

Registration Authority:  Jiuquan Prefectural Administrative Bureau for Industry and Commerce.  The business license was issued by Jiuquan Prefectural Administrative Bureau for Industry and Commerce, Gansu, Province

Legal Domicile:  Aviation Road No. 2, XiaHeqing, Jiuquan City, Gansu Province.

ITEM 1 — BUSINESS - continued

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

Legal Domicile:  ShengDiwan Jinta County, Gansu Province

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

Registration Authority:  Gansu Provincial Industrial and Commercial Administration Bureau.  The business (Provincial Level) was issued by Gansu Provincial Administrative Bureau for Industry and Commerce.

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

ITEM 1 — BUSINESS - continued

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

We and Plomosa Placers, L.L.C., Leslie Farley, Keith Jay, Douglas Farley and Thomas Arkoosh (collectively “Grantors”) have entered into an Option Agreement dated May 6, 2011whereby Grantors have agreed to grant to us the right to conduct exploration on the following mentioned unpatented mining claims in La Paz County, Arizona and an option to purchase the same in accordance with the terms and provisions of the Option Agreement.  The Option Agreement covers 34 lode mining claims and 5 association placer mining claims (the "Mining Claims") and their purchase price is $15,000,000 cash or our common stock equal to $15,000,000 or, at our option, payment to Grantors of a production royalty in the amount of 10% of net profits from sale of minerals from the Mining Claims (the "Purchase Price"), as further explained below.  There are no material relationships between us and the Grantors other than as set forth in the Option Agreement.

ITEM 1 — BUSINESS - continued

The term of the Option Agreement is 36 months and we shall at our cost and expense carry out the required exploration of the aforementioned mining claims at a cost of not less than $600,000.  We can terminate the Option Agreement at any time upon 30 days notice in writing and all of our obligations under the Option Agreement will terminate (other than those rights and entitlements arising in respect of any antecedent breach by us).

If we desire to exercise our option to purchase the aforementioned mining claims, we shall elect to either:

(a)           pay the Purchase Price to the Grantors either, at the election of the Grantors, (1) in cash or (2) in our common stock (YHGG:OTCQB) with the value of the Purchase Price equal to the average closing price over the preceding six month  period; or

(b)           pay production royalty in the amount of 10% of the net profits (as defined in the Option Agreement) to  the Grantors. In the event  there is no production from the Mining Claims at the time the option is exercised, we shall commence paying quarterly to Grantors an advance minimum cash royalty in the amount of $100,000 per year increased by 6% per year over the payment made in each preceding year. The advance minimum cash royalty shall accumulate and be credited against all production royalty that may be due to Grantors from past, current and future production.  We may terminate payment of the advance minimum cash  royalty at any time by giving not less than 7 days notice in writing to Grantors, in which event, we shall reconvey the Mining Claims to Grantors.

We intend to become a global leader by placing assets, revenues, and operations in several key geographical locations that will allow a balance of business. This balance will enable us to fluctuate with changing market demands and conditions, and place safeguards and position us to quickly make strategic decisions on profitability on a timely basis.

BUSINESS SEGMENTS

Our businesses primarily consist of farming and, to a lesser extent, cement manufacturing.   Our farming and food related products/premium specialty deep processed food and agricultural byproducts  contain numerous operating divisions that produce, process, market and distribute a variety of premium agricultural products grown in Northwest China.  As such, with the exception of Gansu Baiyin Agriculture and Reclamation Company, all other subsidiaries of the Company are primarily agricultural enterprises.  Included in our consolidated financial statements are results from the Company’s cement manufacturing business operations. For the years ended December 31, 2011 and 2010, this business contributed revenues totaling $6.12 and $5.43 million, respectively, which represents less than 1% of total consolidated sales for either year. The business volume of this segment has been and is expected to continue to remain relatively constant and is not significant to warrant separate segment reporting.  See Item 7.  Management’s Discussion and Analysis of Financial Condition & Results of Operations.

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

We generated approximately 22.8% of our revenues from field crop based products, 12.1% from vegetable based products, 34.87% from fruits, 17.2% from specialty crops, 7.76% from seeds, and 2.6% from poultry products and the residual from other production during the year ended December 31, 2011.

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

ITEM 1 — BUSINESS - continued

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

ITEM 1 — BUSINESS - continued

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

We currently sell our products to both distributors and direct customers across 18 provinces in China including: Gansu, Shanxi, Beijing, Shandong, Liaoning, Guangdong, Tianjin, Shanghai, Ningxia, Qinghai, Hebei, Inner Mongolia, Xinjiang, Jilin, Hubei, Guizhou, Xizang, and Hainan.  At December 31, 2011, we had approximately 215 distributors and 30 direct customers in China. We export our products indirectly through the Chinese companies with import and export qualification and licenses.

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

We typically enter into annual contracts with some of our distributors that are renewed at the beginning of the year.  We maintain stable relationships with our distributors, and many of them have been our distributors for more than three years. No customer or distributor accounted for more than 10% of our total revenue in fiscal year 2011.

We set up a trading company in 2010 to manage foreign investment and incoming revenues from overseas businesses and as well as to set up a new product development, sales, and marketing entities with domestic and international administration consolidated into the company. We believe that it will strengthen our sales and marketing, particularly the exporting of products.

RESALE SUPPLIERS

During the year ended December 31, 2011, we derived a substantial portion of the materials from which we produce our products for resale from many suppliers in Gansu and Northern China.  Dependence upon a limited number of suppliers poses business risks, which is one reason that we have a diverse choice of vendors for our operations. These suppliers make up seed, animal feed, fertilizer, agro business materials, incidental construction materials, and other related agriculture industry supplies companies.

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

ITEM 1 — BUSINESS - continued

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

ITEM 1 — BUSINESS - continued

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

•
Extensive Sales and Distribution Network .  Our extensive sales and distribution network allows us to reach a wide range of customers all over the nation. As of December 31, 2011 we had approximately 215 major regional distributors in 18 provinces. Our distributors sell our products through their own network in the region to their various customers, including food processors, supermarkets and wholesale stores. We have a stable and effective group of distributors who helped to sell our products all over China.

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

ITEM 1 — BUSINESS - continued

INTELLECTUAL PROPERTY

Patents

The following Chinese patents are material to protecting our products and processes.  Chinese patents have a term of 20 years.

Patents

Title	Pat. #	Issued

Granular sodium sulfide production process	ZL03152783 .3	1/18/2006

A medicinal recombinant human lysozyme
fusion gene and access to the methods of the
drug protein	ZL03100582.9	6/1/2005

Foot and mouth disease vaccine by recombinant
Protein gene expression in the establishment of
Livestock disease foot and mouth disease virus
detection antibody technology	ZL03100579.9	6/1/2005

Access to vaccine used in the production of
Foot-and-mouth rape chloroplast transgenic plants	ZL01145166.1	7/27/2005

A cloning vector to produce the treatment of
Microbial disease gene vascular endothelial
Growth factor—2 drugs naked DNA	ZL03100580.2	11/2/2005

Preparation method of natural carotene	ZL95 1 15709.4	12/3/1999

Punching with inlay-style flat-type water dropper	ZL2004 2 0085127	11/9/2005

Bored potent type inlay bonded with a flat-type water dropper	ZL2004 2 0085126.5	11/9/2005

Bored with inlay-style flat-type water dropper	ZL2004 2 0085125.0	11/9/2005

Punching-type bond with the powerful flat- type water dropper	ZL2004 2 0085128.4	11/9/2005

ITEM 1 — BUSINESS - continued

Trademarks

We own eight PRC registered trademarks, "YASHENG", "TIAO SHAN", "XIA HE QING", "LV JIA", "XING WEI", “LIN DAN”, “JING TAI”, “TAI YU” “ JIUAN”

  EMPLOYEES

As of December 31, 2011, we had over 15,000 employees. The majority of employees are based in China, and approximately 6 employees or contract employees are based in our U.S. headquarters.   Some of our employees in China are members of a labor union.  Among all the employees, approximately 75% employees are farm workers, 8% employees are salespeople, 5% employees are management staff, and 12% are technical staff.

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

ITEM 1 — BUSINESS - continued

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

ITEM 1 — BUSINESS - continued

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

ITEM 1 — BUSINESS - continued

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

ITEM 1A — RISK FACTORS - continued

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

ITEM 1A — RISK FACTORS - continued

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

Agriculture risks.

As an agriculture-stock company, which benefits from State preferential policies for agriculture and food, if the current preferential policies enjoyed are modified or cancelled, our business and profitability will be adversely affected. In recent years, as raw materials prices rise, international, national and private capitals are moving into the agricultural processing industry on a large-scale to compete for resources, the purchase price of rice and other crops have risen, which has resulted in rising costs of agricultural products processing enterprises and decreased profits.

Macroeconomic policy.

Our development may be subject to multi-objective policies such as national fiscal, monetary, investment and price policies etc.,

Natural Disasters.

Agricultural production is vulnerable to the formidable natural conditions such as wind damage, cold snap and drought, etc., with crop yields prone to volatility.

Market competition and rising costs risks.

The agricultural market competition has become more intense, and the prices of agricultural production materials such as machinery, fertilizers, pesticides etc. which are necessary for agricultural production are increasing rapidly, which has caused a certain pressure to our.  We may not succeed in addressing these risks by improvement to agricultural product varieties and adjustments to improve the yield and quality.

Financial risks.

Our future investment scale of the reconstruction or expansion projects is very large, which will posing a challenge to our financial management ability.   We may be successful in taking an active interest in and study the national financial policies and industry guidance, actively carrying out a variety of financing activities, while taking efforts on strengthening internal management and improving the enterprises’ profitability.

The funds required for the future development strategies and funding sources many not are raised.

As our processing enterprises purchase and store of a large number of raw materials every year, the demand for funds is large.  We may not raise the funds required for the future development strategies in the capital markets using the combination of a variety of financial methods such as issuing medium-term notes, financial products and normal loan.

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

ITEM 1A — RISK FACTORS - continued

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

ITEM 1A — RISK FACTORS - continued

                Any limitations on the ability of our People’s Republic of China subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Our results of operations may be adversely impacted by currency fluctuations.

Substantially of our operations are in China.  A significant portion of our revenue is in currencies other than United States dollars, primarily in Remebi (RMB). Because our financial statements are reported in United States dollars, fluctuations in RMB against the United States dollar may cause us to recognize foreign currency translation gains and losses, which may be material to our operations and impact our reported financial condition and results of operations.

Risks Relating to our Common Stock

There is a limited public trading market for our common stock.

Our Common Stock presently trades on the Pink OTC Markets, Inc. (“Pink Sheets”) under the symbol “YHGG.” We cannot assure you, however, that such market will continue or that you will be able to liquidate your shares at the price you paid or otherwise.  We also cannot assure you that any other market will be established in the future.  The price of our common stock may be highly volatile and your liquidity may be adversely affected in the future.

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

As of December 31, 2011, approximately 78% of our shares of outstanding common stock were held by Gansu Yasheng.  We expect our principal shareholder to continue to use its interest in our common stock to direct our management, to significantly influence the election of our entire board of directors, to determine the method and timing of the payment of dividends also limited by debt covenants, to determine substantially all other matters requiring shareholder approval and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the common stock at a premium over their market price and may otherwise adversely affect the market price of the common stock.  In addition, Gansu Yasheng may affect certain corporate transactions such as a merger without seeking the other shareholders approval.

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

We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor or stockholder, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

Based upon comments from the SEC staff, the Company has amended its December 31, 2010 10-K.

ITEM 2 — PROPERTIES

The following is a description of our significant properties.

United States

Our principal executive office in California is located at 850 Veterans Blvd., #228, Redwood City, California  94063. We lease an office space of 3,000 square feet on an annual basis at a cost of $6,500 per month.

People’s Republic of China
People’s Republic of China

ITEM 2 — PROPERTIES - continued

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

              Yasheng Group in US, owns 81 acres in the city’s Southern California Logistics Airport of  land at U.S. Highway 395 and California 58 at Kramer Junction

ITEM 3 — LEGAL PROCEEDINGS

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTCQB (OTC Markets Inc.) under the symbol “YHGG”.  The following table shows the range of the high and low bid for our common stock as reported by OTCQB for each quarterly period within the two most recent fiscal years is set forth below:

	Bid Prices
	High	Low
2011
Quarter ended December 31, 2011	$1.50	$0.55
Quarter ended September 30, 2011	$1.67	$1.24
Quarter ended June 30, 2011	$1.94	$1.25
Quarter ended March 31, 2011	$2.74	$1.50

2010
Quarter ended December 31, 2010	$3.25	$1.89
Quarter ended September 30, 2010	$2.30	$1.55
Quarter ended June 30, 2010	$2.85	$0.65
Quarter ended March 31, 2010	$0.70	$0.50

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

Stockholders

As of Dec. 31, 2011, the number of stockholders of record was approximately 345, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

Not Applicable

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

We generated approximately 22.8% of our revenues from field crop based products, 12.1% from vegetable based products, 34.87% from fruits, 17.2% from specialty crops, 7.76% from seeds, and 2.6% from poultry products and the residual from other production for the year ended December 31, 2011.

The following discussion of our operating performance is based upon the 2011 and 2010 financial statements and the agriculture industry within the PRC.

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

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Product Offering and Pricing. Agriculture products have been and are expected to remain our primary product base. We are a national strategic commodity supplier for China and continue to expand into high end markets with quality agriculture products. Our product pricing remains competitive principally because of our vast amount of resources, available low cost labor, high tech agriculture practices, and long standing relationships with our customers. In the future we plan to continue to focus on higher margin deep processed products and have begun implementing a strategic plan to expand our product line with by-products from our core cultivated agro raw materials such as hops extract, flavorings, deep potato processing, organic fertilizers, animal feeds, eco-friendly pesticides, and bio energy. The gross margins for our agriculture products for the years ended December 31, 2012 and 2010 were approximately 13% and 12.8%, respectively.

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

  Cement manufacturing business segment. Included in our consolidated financial statements are results from the Company’s cement manufacturing business operations. For the years ended December 31, 2011 and 2010, this business contributed revenues totaling $6.12 and $5.43 million respectively which represents less than 1% of total consolidated sales for either year. The business volumes of this segment have been and are expected to continue to remain relatively constant and are not significant to warrant separate segment reporting.

Effects of inflation. Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in agriculture products and continually maintain effective cost control in operations.

Results of Operations

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010
	Dollars	% of Sales	Dollars	% of Sales
	(000's)		(000's)

Net Sales	$949,131	100.0%	$849,454	100.0%
Costs of Goods Sold	827,526	87.19	743,601	87.54
Gross profit	121,605	12.81	105,853	12.46
Sales and marketing expenses	1,773	0.2	1,491	0.2
General and administrative expenses	4,212	0.44	5,289	0.6
Interest expense	2.171	0.23	2,354	0.3
Other income	688	0.07	727	0.09
Net income	$114,137	12.03	$97,445	11.5

The functional currency of our operations is the Chinese RMB which is being reported in US Dollars for financial statement reporting purposes. The results of operations reported in the table above are based on an average exchange rate of 6.40 RMB to $1 US for the year ended December 31, 2011 and an average exchange rate of 6.62 RMB to $1 US for the year ended December 31, 2010.

 Net Sales. We generate sales from our farm and side line products. Net sales for the year ended December 31, 2011 increased $99.68 million or 11.7% to $949.1million as compared to $849.5 million for the year ended December 31, 2010. The increase in net sales was attributable to higher yields and a better product mix coupled with better pricing on agricultural products, particularly potatoes, vegetables, garlic, beans, and fruits. Agricultural pricing factors during the year included: adverse weather conditions, a drought in the Southwest, continued low temperature in the Middle East, and greater production and supply side costs. On the other hand, the significant year-over-year revenue growth is primarily a result of price increases which were driven by greater demand for our products in the domestic market. We also benefitted from expanded distribution channels serving this market.

Cost of Goods Sold. Our cost of goods sold consists primarily of the costs of raw materials, labor, and overhead. Cost of sales for the year ended December 31, 2011 increased by $83.9 million, or 11.3%, to $827.5 million from $743.6 million for the year ended December 31, 2010.  Due to management’s continued heightened focus on cost control exercised throughout production and the increase in product prices, costs grew less than the sales. This was despite the fact that our production was adversely affected by strong wind and cold-air from January through April of this year in Northwest China, which disrupted our planting and consequently increased production costs.

Gross Profit and Gross Margin. Our gross profit for the year ended December 31, 2011 increased $15.75 million or 14.88% to $121.6 million from $105.85 million for the year ended December 31, 2010. The margin improvement was a result of better production and higher product pricing. The increase in product price contributed significantly to the gross profit progress.

Sales and Marketing Expenses. Our sales and marketing expenses for the year ended December 31, 2011 remained almost level with an increase of $0.28 million as compared to the prior year ended December 31, 2010 due principally to management’s continued emphasis on cost control.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and Administrative Expenses.

Our general and administrative expenses for the year ended December 31, 2011 decreased by $1.08 million as compared to the prior year ended December 31, 2010, due principally to management's continued heightened focus on controlling costs.

Interest Expenses and Other Income. Our interest expense was reduced to $2.2 million, and other income decreased to $0.69 million, respectively for the year ended December 31, 2011.

Accounts receivable, net: The Accounts Receivable, net ending balance was $80,435,935 U.S. dollars, at the beginning of the year it was $76,240,589 U.S. dollars, giving an increase of 5.5%.  This increase is mainly due to the rising prices of the current period and the results of the conversion of exchange rate movement.

Inventories:  The Inventory ending balance was $140,493,163 compared to $103,588,885 for the year ended December 31, 2010.  This gives an increase of 35.6% which was mainly due to rising prices, the result of the conversion exchange rate, and the increases in chemical fertilizers, pesticides and seed reserves.

Property, plant and equipment, net:  The ending balance of property, plant and equipment was $762,293,032; the beginning balance was $675,942,304.  This increase of 12.8% was due mainly to the result of the changes in the exchange rate.

Construction in progress:  Construction in progress has an ending balance of $7,296,943 and the beginning balance of $6,664,773.  This was an increase of 9.5%.  The increase was due to the increased investment in projects.

Accounts payable and accrued expenses:  The accounts payable ending balance was $41,030,878

Liquidity and Capital Resources

Cash generated from operation is our primary source of operating liquidity and we believe that internally generated cash flows are sufficient to support day-to-day business operations. Our working capital management team actively monitors the efficiency of our balance sheet under various macroeconomic and competitive scenarios. These scenarios quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity, both domestically and internationally, to support our acquisition and investment strategy, and other corporate needs. We utilize external capital sources, such as long-term notes and structured financing arrangements, and short-term borrowing, to supplement our internally generated sources of liquidity as necessary.

The following table provides information about our net cash flows for the financial statement periods presented in this report (amounts in thousands of U.S. Dollars).

	Year Ended December 31,

	2011	2010

Net cash provided by operating activities	$80,722	$51,143
Net cash used in investing activities	(77,639)	(42,113)
Net cash used in financing activities	(4,641)	(8,576)
Cash and cash equivalents at beginning of the period	10,117	8,010
Cash and cash equivalents at end of period	10,714	10,117

Net cash provided by operating activities was $80.72 million for fiscal year 2011 as compared to $51.1 million for fiscal year 2010. Net cash provided by operating activities was higher during the current year in relation to the prior year principally because of increases in net sales and reductions in the amount of account receivables outstanding. Net cash used in investing activities was $77.64 million for fiscal year 2011 as compared to $42.1 million in fiscal year 2010. The increase was attributed to assets purchase. Net cash used in financing activities was $4.64 million for calendar year 2011 compared with $8.6 million for calendar year 2010. The decrease was attributed to less debt repayment during the current year as compared to the previous year.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We believe that our cash on hand and cash flows from operations, together with anticipated additional cash resources, will meet our expected capital expenditure and working capital for the next 12 months. In addition, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Key Performance Metrics – Our cash conversion cycle for fiscal year ended December 31, 2011 deteriorated from the fiscal year ended December 31, 2010. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

	Fiscal Year Ended
	2011	2010	2009

Days of sales outstanding(a)	33	35	32
Days of supply in inventory(b)	45	37	35
Days in accounts payable(c)	22	31	36

Cash conversion cycle	56	41	31

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

 The DSO decreased 2 days, the DSI increased 8 days,  and the DPO decreased 9 days in 2011, compared to 2010,  this main due to the price of materials and finished goods rise up greatly in 2010, and we purchase our materials mainly in the first half year, and harvest and sell most of our products  in the second half. We updated the contracts with our vendors and customers in the second half year, so the price of materials and products were flat in the first half year. And these make the DSI increased greatly but the DPO decreased greatly.

The main work of the board of directors within the year is as follows:

(a)           Set up the Company's strategy orientation of "Taking modernization of agriculture as the direction, professional company group as a profit center, relying on the resources superiority, strengthening and expanding special advantage agricultural products". The company will give a full play to its advantages in resources, breaking the regional boundaries, implementation of assets optimization and restructuring, and industrial management, strive to develop quality high-efficiency agriculture. Integrate the processing abilities of those products and industries with characteristic superiority, strong market competitiveness, high economic efficiency and market share reaching a certain scale, such as hops, seed potatoes etc., Reform of internal management system and shift operation mechanism so that the product quality and yield will be improved, which enhances the competitiveness of our advantageous industries in the market.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

 (b)           Utilize a variety of financing methods to ensure smooth operations of our funds, which can effectively connect our capital chain and unify our cash flow.   Take on a way of a combination of normal long-term loans and short-term loans which ensures that the continued access to funds is spent effectively. In particular, in 2011, all the audited statements have appeared in the filings with the SEC, which has made us a public company fully reporting with the SEC, which has opened up new markets for our capitalization operation and product sales, simultaneously it has also injected new vitality for our development.

 (c)           Embrace our goals and  policy, adjust our actual results to these goals and policies, steadily promote the progress of  our subsidiaries' construction projects, make full use of the central and local government's policies to strengthen agriculture and benefit farmers, and combining with own industry development requirements, by the approval by the first meeting of our third provisional board of directors, implement the beef cattle breeding project, expand the farming project, and purchase of mining project,  investment in biotechnology R & D projects, among which the investment of the conversion of desolated  land to arable land has been completed.

 (d)           strengthen the management, implement new rules and regulation when necessary and appropriate, gradually standardizing our operation. First, in strict accordance with the provisions of "Company Law of the People's Republic of China“ and "Securities Law of the People's Republic of China", based on the original and according to our new development requirements, and further improve our management systems, standardize our operations to enhance our ability to control. Secondly, strengthen the company's operating management. By refining and improving the management objectives responsibility, we will endeavor to successfully complete of our annual business objectives.

From the macroeconomic situation, the development of the world economy is entering an adjustment and transformation period, the impact of the financial crisis will continue to be quite a long time, the change of domestic and international economic situation will bring greater fluctuations to agricultural products' production, processing, import and export, consumption etc. The uncertainties of the policies such as domestic inflation expectation, credit squeeze, which will also exert a measure of influence over our operations. Simultaneously, agriculture, as the foundation of the national economy, the agricultural production enterprises are still the key area the State strongly supports, and the State's changes and guidance to agricultural policies may also exert direct and uncertain influence over our operations.

Look into the future development trend of the company

(A) The main strengths and opportunities that we are facing in our future development:

 (a) Agriculture is a basic industry to which the Chinese Central Government gives long-term key aid.   All levels of the people’s government recently have published a number of supporting agriculture policies, which has provided a good opportunity for our development.

 (b) We are an Agricultural Industrial Leading Enterprise by ways of publishing policies such as interest subsidies, tax preferences, etc.  By encouraging the development of leading agricultural enterprises, the State leads agriculture to develop in the direction of going to scale, industrialization and modernization.

 (c) China attaches great importance to application of water-saving irrigation technology in agriculture, and for that reason, it will also vigorously support the development of water-saving irrigation industry in respect to industrial policy and funding.

 (d) We are rich in land resource. In recent years through the measures of transformation of planting base, application of drip irrigation technology, implementation of regional and large-scale crop cultivation and introduction of new varieties, and the use of large-scale agricultural operations and intensive management, we has enhanced the level of agricultural industrialization, which has displayed the industry pattern of taking hops, beer barley and potato as its leading products.

(e) As a national agricultural industrialization leading enterprise, our products such as hops and beer barley have a strong brand advantage, the quality of hops has a higher visibility in the international beer brewing industry, and products such as fruit and vegetable have repeatedly won gold and silver awards in Product Exposition of the former Ministry of Forestry.

(f) We are actively exploring the development of a mineral industry and anticipate that in the future the mineral industry will become a new profit growth center.

(g) As a multinational company, we are faced with opportunities and challenges, our  targets from a long-term point of view are to exploit overseas markets, strengthen international exchanges and cooperation.   As an overseas listed company, we have endeavored to obtain the unique resources superiority, modern leading-edge large-scale agriculture, industrial development advantages, advantages of modern management systems, and established comprehensive direction and understanding of objective environment and development situations that we are facing. We are in an important strategic opportune period that we hope will lead to our developing our potential.   We will face more opportunities, competition will be more intense, situation will be more complex, and there will be new challenges. We must actively seek policies support of national and higher authority, possibly struggling in our goal of becoming a leader in the construction of the modern large-scale agriculture.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

2011 board meeting

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

The daily work of the board of directors: 1. board meetings and resolutions, 2.implementation of General Assembly resolution of shareholders

According to spirit of the resolution of the first the board of directors in 2011, complete the application for listing work in 2011.

Our development strategy

We will strive to grasp the important development strategy for the current period, with the help of the policies to strengthen agriculture and benefit farmers, build up a modern large-scale industrial system of agriculture that is interacting with each other with high-efficiently integrated and  highlighting the core competencies.   We will compete in the building of China's major economic area of modern agriculture and efficient ecological economic zone.  We will use our resources to attempt to gain agricultural resources superiority, aiming at building a large base, cultivating and supporting  large projects and forming a big industry, will seizing the opportunity of  industry development and investment, strengthening market research development efforts, adjusting agricultural planting structure, developing all resources, improving the comprehensive utilization efficiency of land resource, establishing a high standard modern agricultural logistics system, enhancing the overall efficiency of the industry, achieving our long term plan and the overall strategy of building the province's high-quality modern agricultural enterprise group.   We will continue to strive to make us become one of the listed companies in agricultural industry in western China with most comprehensive competitiveness and a western modern agricultural construction industry leader.  We will also seek to  make full use of our advantages, highlighting the advantages of green products in Gansu Province, expand existing and further processing of agricultural products, which we believe will make us  an influential domestic and international high-tech agricultural demonstration base and green (organic)products  production base. Through the modern processing of agricultural products, continuously embracing forward scientific and technological innovation, actively exploring a variety of businesses, extending the industrial chain, enhancing the status of listed companies and achieving the sustainable development of our subsidiaries, we believe we will create a good return for our shareholders.

Key continued construction plans

A.  Cogeneration of 600,000 tons / year methanol project

Through the comprehensive utilization of a JISCO converter, blast-furnace gas, coke-oven gas and natural gas resources , we will build a large methanol plant in Jiayuguan City, Gansu Province, which is part of the implementation of the construction of circular economy and eco-city, but implementation of our decision of being consistent with the national energy structure adjustment and develop-the-west strategy.

According to the Recommendation Memo of Jiayuguan Municipal Development and Reform Commission and the supply capacity of Metallurgy exhaust gas and raw materials natural gas of JIUQUAN IRON AND STEEL CO., LTD, we determined that the methanol generation of the project is 2015 tons / day, and the nominal capacity is 600,000 tons / year.  If the actual capacity becomes 84 tons / hour with an annual total operating time at 7200 hours, then the actual projected production is 604,000 tons / year.

The total investment of the project is expected to be $234 million, of which $213 million is investment in fixed assets, working capital of $10 million and construction period interest on $11 million.

After completion of the project, the annual sales income is expected to be $130 million, and annual taxes paid and extra charges should total $18 million with an annual average net income of $ 30 million.  The investment profit rate of the project is projected to be 12.02%, the profit and tax rate is projected to be 20.45%, the total project payback period is expected to be 7.62 years (including construction period).

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

B.  The comprehensive exploitation project of 400,000 acres of pasture

Construction Contents:

(a) 400,000 acres of derelict land recovery, development and consolidation, which will be based on an efficient and economic grass, to effectively increase in vegetation and rate of stocking, achieving grazing capacity/acre of 2 cattle, 2 sheep. The main construction content is to repair and match 160 motor-pumped wells and systematically construct sprinkling irrigation and grass systems.

(b) Construct winter brooders for cattle and sheep, with an area of 800,000 square meters and 640,000 square meters respectively, and complete a full range of facilities in the winter brooders. Livestock inventories are projected to be 688,000 cattle and 240,000 sheep.

(c) Implement the construction of 400,000 acres of pasture by sealing the grassland

(d) Construct a cattle and sheep breeding center

(e) Introduce 320,000 fine breeds of cattle and 240,000 sheep; purchase 80,000 beef cattle for fattening

(f) Construct 8 cattle and sheep slaughtering production lines, respectively (medium and small production line).

Through the comprehensive development of 400,000 acres of pasture, shape the scale of amount of livestock on hand of 368,000 beef cattle and 240,000 mutton sheep, we believe we will achieve an annual production capacity of 92,000 tons of beef and 10,080 tons of mutton sheep. The total investment of the project is $322 million, of which $153 million is investment in fixed assets and working capital of $169 million.  After completion of the project, which could realize sales income of $321 million with an annual additional net earnings of $73 million.

C. The further processing project of line of potato products

Based on the analysis of the potato industry market and the development trend at home and abroad, the potato industry will become the 21st century's most promising and most competitive industry.

The project consists of five components: (a） seed potato system construction; (b) construction of production bases of dedicated high-quality merchandise potato; (c) the construction of industry group of potato further processing; (d) the construction of market circulation system; and (e) new products research and development  and construction of a quality assurance system.

The total investment of the project is $80 million, and after the project is completed, the annual additional sales revenue is projected to be $107.5 million, and the new additional net income is projected to be $25.8 million.

2011 Key Business Working Plans

(a) Continue to focus on our subsidiaries production and operation through smooth implementation of all the production and operation plans to enhance our economic efficiency.

(b)  Make full use of a listed company platform, secure capital operation and financing and continue our budgeting for our the normal operation and further development of economies of scale.

(c) Enhance project and industrial systems management, highlighting the leading industry growth. Seek to exploit the valuable opportunity that China's Great Western Development Strategy is entering a new historical stage and the policy opportunity that the central government is strongly supporting Gansu Province's economic work and rural work.  We plan on using the project construction as catalyst, highlighting leading industry growth, and actively promoting modern agriculture construction, renovating and completing the industrial system, and promoting a virtuous circle of the production and operation.

(d)  Strengthen financial management to further standardize the operations of the branch offices and subsidiaries. We will seek further standardize the management of the branch offices and subsidiaries in the areas of a listed company's standard operation, internal control and financial management and enhance training to improve the company's control and competitiveness.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

(e) Encourage team spirit and make efforts to foster a business culture and climate of democratic leadership and employee trust.

(f)  Enter into China's milk powder market by importing high-quality infant formula from the U.S.

(g) Enter into mining business in the United States.

Off-Balance Sheet Arrangements

            As of December 31, 2011 and for the three years then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements. The additional discussion below addresses our more significant judgments.

Impairment of long-lived assets. Long-lived assets, except goodwill and indefinite-lived intangible assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by our management to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value.

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk.

We may be exposed to changes in financial market conditions in the normal course of business.  Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices.  We currently do not use financial instruments in the normal course of business that are subject to changes in financial market conditions.

Currency Fluctuations and Foreign Currency Risk.

All of our operations are conducted in the Peoples Republic of China and all of our sales and purchases are conducted within the Peoples Republic of China in RMB, which is the official currency of the Peoples Republic of China.  The effect of the fluctuations of exchange rates is considered minimal to our business.

All of our revenues and expenses are denominated in RMB.  However, we use US dollars for financial reporting purposes.  Conversion of RMB into foreign exchange currencies is regulated by the People's Bank of China through a unified floating exchange rate system.  Exchange rate fluctuations may adversely affect the value, in US dollar terms, of our net assets and income derived from our operations in the Peoples Republic of China.

Interest Rate Risk.

We have interest rate risk related to short term note customarily entered into in our business; however, we do not believe this interest rate risk is significant.

Credit Risk.

We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records.  Out receivables are monitored regularly by our credit managers who actively review, in conjunction with senior management, the credit status of our customers to increase reserves, as required, for doubtful accounts as our business continues its expansion.

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

In our last annual report for fiscal year 2011, we concluded our disclosure controls and procedures were not effective because we did not timely file our periodic reports. However, on August 13, 2010 we completed filing our past due periodic reports. What’s more, the company took active actions to remedy its disclosure controls and procedures, including but without limitation to, allocate more management and financial personnel with U.S. GAAP experience and outside financial counsels as well as supporting staff, to maintain and reinforce our internal controls and procedures. We monitor the disclosure controls and procedures through our internal self-assessments program. As a result, our reports have been filed on a timely basis after we finished filing our past due reports. Based on our evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective.

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

ITEM 9A (T). CONTROLS AND PROCEDURES - continued

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2010..
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

Not Applicable

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

Name	Age	Position Held	Date Appointed/Elected

Zhou Chang Sheng	70	Chairman and Chief Executive Officer	1998
Wu Mei Ping	41	President/Director	2003
Wang Deng Fu	55	Director	1998
Zhuang Hai Yun	42	Director and Chief Financial Officer	2004
Wang Xitian	56	Director	2007
He Shurong	55	Director	2007
Wei Lefu	63	Director	2007
Yang Shengniu	52	Director	2008
Wei Tingwu	45	Director	2010
Yang Baoquan	45	Director	2010
Zhang Xinmin	42	Director	2010
Liu Darong	45	Director	2010
Wang Anxue	57	Director	2010
Wei Tingwu	45	Director	2010
Yang Baoquan	45	Director	2010
Zhang Xinmin	42	Director	2010
Liu Darong	43	Director	2010
Wang Anxue	57	Director	2010

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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	All Other Compensation		Total

Zhou Changsheng, CEO	2011	$30,000		$-0-	$-0-	$-0-	$18,000	(2)	$48,000
	2010	$30,000		$-0-	$-0-	$-0-	$18,000	(2)	$48,000
Wu Meiping, President	2011	$120,000	(1)	$-0-	$-0-	$-0-	$-0-		$120,000
	2010	$120,000	(1)	$-0-	$-0-	$-0-	$-0-		$120,000
Zhuang Haiyun, CFO	2011	$20,000		$10,000	$-0-	$-0-	$-0-		$30,000
	2010	$20,000		$10,000	$-0-	$-0-	$-0-		$30,000
(1)Ms. Wu was entitled to $120,000 per annum but only received  $30,000 during 2011 and 2010.
(2) Mr. Zhou receives certain housing, travel and auto allowances in the aggregate amount of approximately $18,000 per year.

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers held any unexercised stock options at December 31, 2011.  As of December 31, 2011, there were no outstanding stock awards.

Director Compensation Table

Our directors do not receive cash compensation for their services.  Our directors received no compensation during the year ended December 31, 2011 for serving as directors.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2011, on which date there were 155,097,355 shares of common stock issued and outstanding. The information in this table provides the ownership information for:

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Shares Underlying Convertible Securities (1)	Total	Percent (2)
Directors and Named Executive Officers(3)
Zhou Chang Sheng (2)	121,842,733	0	121,842,733	78.6.	%
Wu Mei Ping (4)	11,100,000	0	11,100,000	7. 2%
Fu Wang Deng	n/a	0	n/a	n/a	%
Hai Yun Zhuang	n/a	0	n/a	n/a	%
Wang Xitian	n/a	0	n/a	n/a	%
Wei Lefu	n/a	0	n/a	n/a	%
He Shurong	n/a	0	n/a	n/a	%
Yang Shengniu	n/a	0	n/a	n/a	%
Directors and executive officers as a group persons	132,942,733	0	132,942,733	85.8%
5% or more Beneficial Owners
Gansu Yasheng Salt Chemical Industrial Group, Ltd (3)	121,842,733	0	121,842,733	78.6%
Gansu Tiaoshan Agriculture Industrial Commerce Group, Ltd (5)	8,000,000	0	8,000,000	5.1%

(1)	Based on 155,097,355 shares of our common stock outstanding as of Dec. 31, 2011.
(2)	Unless otherwise indicated, the business address of each of our directors and executive offices is Yasheng Mansion, 105 Qin’an Road, Lanzhou, Gansu, China.
(3)	Represents 121,842,733 shares owned by Gansu Yasheng Salt Chemical Industrial Group for which Mr. Zhou serves as legal representative and has voting control.
(4)	The address for this beneficial owner is 805 Veterans Blvd., Suite 228, Redwood City, California 94063.
(5)	Represents 8,000,000 shares owned by Gansu Tiaoshan Agriculture Industrial Commerce Group, Ltd which Mr. Luo Sheng Jing serves as legal representative and has voting control.

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

Zhang Xinmin, Liu Darong, Wei Tingwu, Zhang Baoquan, Wang Anxue

None of the non-management directors conducted any transactions or had any relationships with the Company in 2011.

None of the non-management directors receives any fees from the Company other than those received in his or her capacity as a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Audit Fees

Audit Fees .  Our auditors for the years ended December 31, 2011 and 2010 were Gansu Hongxin, Certified Public Accountants Co., Ltd., Lanzhou, China.  The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2011 and the review of our quarterly reports for such year amounted to approximately RMB $1,200,000. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2010 and the review of our quarterly reports for such year, amounted to approximately RMB $1,150,000.

Audit Related Fees. For the years ended December 31, 2011 and December 31, 2010, we paid $0 and $0, respectively, to Gansu Hongxin for other audit related fees.

Tax Fees .  For the years ended December 31, 2011 and December 31, 2010, we paid $0 and $0, respectively, to Gansu Hongxin for tax fees.

All Other Fees.   For the years ended December 31, 2011 and December 31, 2010, we paid $0 and $0, respectively, to Gansu Hongxin for all other fees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. - continued

The above-mentioned fees are set forth as follows in tabular form:

	2011	2010

Audit Fees	RMB $1,200,000	RMB $1,150,000
Audit Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

There have been no non-audit services provided by our independent accountant for the year ended December 31, 2011.

Pre-Approval Policies and Procedures

All audit and non-audit services performed by our auditors must be approved in advance by our Board to ensure that such services to not impair the auditor’s independence from us.  Our Board has approved all audit and non-audit services provided by the independent auditors for the fiscal year ended December 31, 2010.

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

YASHENG GROUP

Dated: March 31 , 2012	By:	/s/ Zhou Chang Sheng
Zhou Chang Sheng
Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2012	By:	/s/ Zhuang Hai Yun
Zhuang Hai Yun
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2012	By : /s/ Wang Deng Fu
Wang Deng Fu
Director

Dated: March 31, 2012	By: /s/ Mei Ping Wu
Mei Ping Wu
Director

Dated: March 31, 2012	By: /s/ Wang Xitian
Wang Xitian
Director

Dated: March 31, 2012	By: /s/ He Shurong
He Shurong
Director

Dated: March 31, 2012	By: /s/ Wei Lefu
Wei Lefu
Director

Dated: March 31, 2012	By: /s/ Yang Shengniu
Yang Shengniu
Director

Dated: March 31, 2012	By: /s/ Wei Tingwu
Wei Tingwu
Director

Dated: March 31, 2012	By: /s/ Yang Baoquan
Yang Baoquan
Director

Dated: March 31, 2012	By: /s/ Zhang Zinmin
Zhang Xinmin
Director

Dated: March 31, 2012	By: /s/ Liu Darong
Liu Darong
Director

Dated: March 31, 2012	By: /s/ Wang Anxue
Wang Anxue
Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Acquisition By and Between Nicolas Investment Company, Inc, and Yasheng Group dated June 13, 2004 (1)
3.1	Articles of Incorporation of YaSheng Group (2)
3.2	Amended and Restated Bylaws of YaSheng Group dated September 24, 2010 (3)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
99.1	Charter of the Audit Committee (4)
31.2	Charter of the Compensation Committee (4)
32.1	Charter of the Corporate Governance and Nominating Committee (4)
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

December 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yasheng Group:

We have audited the accompanying consolidated balance sheets of Yasheng Group and its subsidiaries (the “Company”) as of December 31, 2011, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yasheng Group and its subsidiaries as of December 31, 2011, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China
February 28, 2012

YASHENG GROUP
Consolidated Balance Sheets

	Year Ended December 31, 2009

	2011	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,714,391	$10,116,750	$8,010,017
Accounts receivable, net	80,435,935	76,240,589	71,216,566
Inventories	140,493,163	103,588,885	75,332,668
Prepaid and other current assets	4,276,757	4,538,058	4,673,279

Total current assets	235,920,246	194,484,282	159,232,530
			-
Equity and other investments	203,880	193,974	190,402

Property, plant and equipment, net	762,293,032	675,942,304	623,423,414
Construction in progress	7,296,943	6,664,772	5,446,595
Intangible assets, net	1,051,789,820	985,004,893	958,065,063

Total assets	$2,057,503,921	$1,862,290,225	$1,746,358,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,030,878	$44,593,435	$55,031,294
Short term loans	13,014,014	15,099,582	19,606,983
VAT Tax payable	962,005	988,429	1,142,638
Current portion of long term debt	6,400,318	7,518,868	9,796,158
Other current liabilities	779,448	801,140	1,170,455

Total current liabilities	62,186,663	69,001,454	86,747,528

Long term debt	2,283,845	2,441,364	3,220,335
Long term payable	33,970,092	37,359,986	51,643,382

Total liabilities	98,440,600	108,802,804	141,611,245

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355	155,097,355
Accumulated other comprehensive income	383,117,150	291,678,383	240,383,631
Retained earnings	1,420,848,816	1,306,711,683	1,209,265,773

Total stockholders’ equity	1,959,063,321	1,753,487,421	1,604,746,759

Total liabilities & stockholders' equity	$2,057,503,921	$1,862,290,225	$1,746,358,004

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Consolidated Statements of Operations

	Year Ended December 31,

	2011	2010	2009

Net sales	$949,131,434	$849,454,265	$739,630,043

Cost of goods sold	827,526,283	743,600,855	655,376,444

Gross profit	121,605,152	105,853,410	84,253,599

Operating expenses:
Sales and marketing	1,773,217	1,490,934	1,298,979
General and administrative	4,211,653	5,289,014	4,681,435
Total operating expenses	5,984,870	6,779,948	5,980,414

Operating profit	115,620,282	99,073,462	78,273,185

Interest expense	2,171,004	2,354,175	2,465,698

Other income (expense）	687,854	726,623	1,666,495

Income before income tax expense	114,137,132	97,445,910	77,473,982
Income tax expense

Net income	$114,137,132	$97,445,910	$77,473,982

Basic earnings per share	0.74	0.63	0.50
Weighted average number of shares	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Consolidated Statements of Stockholders' Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance as of December 31, 2008	155,097,355	1,131,791,791	238,919,350	1,525,808,496
Net income		77,473,982		77,473,982
Foreign currency translation			1,464,281	1,464,281

Balance as of December 31, 2009	155,097,355	1,209,265,773	240,383,631	1,604,746,759
Net income		97,445,910		97,445,910
Foreign currency translation			51,294,752	51,294,752

Balance as of December 31, 2010	155,097,355	1,306,711,683	291,678,383	1,753,487,421
Net income		114,137,133		114,137,133
Foreign currency translation			91,438,767	91,438,767

Balance as of December 31, 2011	$155,097,355	$1,420,848,816	$383,117,150	$1,959,063,321

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income	$114,137,133	$97,445,910	$77,473,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,284,717	9,035,968	8,753,216
Allowance for doubtful accounts

Changes in assets and liabilities:
Accounts receivable	(301,581)	(2,814,198)	(6,539,356)
Inventories	(31,613,779)	(25,918,671)	(4,909,575)
Prepaid and other current assets	493,070	280,230	93,512
Accounts payable	(5,831,419)	(12,128,737)	(10,945,564)
Tax payables	(76,905)	(189,664)	(64,047)
Accrued expenses and other current liabilities	(71,225)	(422,357)	(206,640)
Net cash provided by operating activities	86,020,011	65,288,481	63,655,528

Cash flows from investing activities:
Purchase of assets	(77,638,755)	(40,375,742)	(15,971,165)
Investments		2,336	286
Net cash used in investing activities	(77,638,755)	(40,373,406)	(15,970,879)

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Payments on Land lease	(5,297,946)	(15,885,871)	(25,597,399)
Increase (decrease) in debt	(4,641,493)	(8,575,957)	(21,997,732)
Net cash provided by financing activities	(9,939,439)	(24,461,828)	(47,595,131)

Effect of exchange rate change on cash and cash equivalents	2,155,824	1,653,486	40,160

Net increase (decrease) in cash and cash equivalents	597,641	2,106,733	129,679

Cash and cash equivalents at beginning of period	10,116,750	8,010,017	7,880,338
Cash and cash equivalents at end of period	10,714,391	10,116,750	8,010,017

Supplemental Disclosures:
Cash paid for interest	2,171,004	2,742,518	3,808,767
Cash paid for income taxes

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2011	2010	2009

Net income	114,137,132	99,185,975	79,063,741
Other Comprehensive income:
Foreign currency translation adjustment	91,438,767	51,294,752	1,464,281
Total other comprehensive income	91,438,767	51,294,752	1,464,281

Total other comprehensive income	205,575,899	150,480,727	80,528,022

The accompanying notes are an integral part of these consolidated financial statements.

Yasheng Group
Notes to Consolidated Financial Statement

1.	Organization and nature of operations

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
Notes to Consolidated Financial Statement

2.	Summary of significant accounting policies - continued

(e)	Revenue recognition

We mainly sell food products.  We recognize revenue when title and risk of loss are transferred to our customers.  This generally happens upon delivery of our product.

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

Yasheng Group
Notes to Consolidated Financial Statement

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

Yasheng Group
Notes to Consolidated Financial Statement

2.	Summary of significant accounting policies - continued

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

The Company expenses advertising as incurred. Advertising expenses amounted to $711,185, $664,410, and $546,114, for year 2011, 2010, and 2009, respectively.

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

(s)	Value added tax (VAT ）

Value added tax is a consumption tax levied on value added. While the standard VAT rate in PRC is 17%, the Company's agricultural subsidiaries enjoy a reduced VAT rate of 4%.

(t)	Recently Issued Accounting Standards

Yasheng Group
Notes to Consolidated Financial Statement

2.	Summary of significant accounting policies - continued

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

(t)  Fair Value of Financial Instruments

The carrying amounts of accounts receivable, accounts payable, other liabilities, and short-term borrowings approximate their fair value due to the short-term maturity of these instruments. Long term debt approximates fair value as its interest rates approximates market interest rates .

Yasheng Group
Notes to Consolidated Financial Statement

3.	Accounts receivable

Accounts receivable are recognized and carried at original invoice amount outstanding less an allowance for doubtful accounts. The activity in the Accounts Receivable was as follows:

December 31st	Gross Balance at end of year	Allowance for doubtful accounts	Net Balance at end of year

2009	74,956,916	3,740,350	71,216,566
2010	80,244,805	4,004,216	76,240,589
2011	84,660,493	4,224,559	80,435,935

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

Year Ended December 31st	Beginning Balance	Charged to costs and expenses	Write offs and other	Ending Balance
2009	3,395,528	344,822		3,740,350
2010	3,740,350	263,866		4,004,216
2011	4,004,216	220,343		4,224,559

4.	Inventories

The major classes of inventory: raw materials, packaging materials, products in process, finished goods, stocks, low-value consumable goods, materials in transit as well as others.

The following is a breakdown of the major categories of inventories.

Breakdown of Inventories

	2011	2010	2009
Raw material	27,582,045	20,332,343	14,910,866
Finished Goods	74,191,560	54,707,652	39,620,483
Low-value consumable goods	19,158,243	14,125,571	10,167,090
Packaging material	12,818,223	9,451,710	6,964,229
Maintenance material	6,743,092	4,971,609	3,670,000

Total for the year	140,493,163	103,588,884	75,332,668

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

Yasheng Group
Notes to Consolidated Financial Statement
Property, plant and equipment	2011	2010	2009

Buildings and improvements	100,136,303	95,277,965	92,735,509
Farming facilities	91,598,030	86,988,378	84,494,131
Machinery and equipment	12,049,734	11,133,849	10,934,251
Transportation and other facilities	291,192,912	277,371,758	269,793,603
Windbreak and Sand-break Trees	355,187,778	280,366,880	236,084,008
Total	850,164,757	751,138,830	694,041,502

Accumulated Depreciation	87,871,725	75,196,526	70,618,088

Total	762,293,032	675,942,304	623,423,414

The Company invests every year in windbreaks and sand-breaks to provide shelterbelts for many of the farms located near the Gobi Desert. These investments are recorded under property, plant and equipment above. The following is a more detailed breakdown of the windbreaks and sandbreaks and accumulated depreciation by fiscal year.

Windbreak and Sand-break Trees	2011	2010	2009
Wind breaks and sand breaks capitalized (trees)	280,366,880	236,084,008	227,248,857
Additional Long Term Costs Capitalized	74,820,908	44,282,872	8,835,151

Total	355,187,788	280,366,880	236,084,008

Accumulated Depreciation	(4,335,627)	(4,005,241)	(3,372,629)

Net Wind Breaks and Sand Breaks	350,852,161	276,361,639	232,711,379

Depreciation for year	330,386	632,612	126,217

6.	China contribution plan

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

7.	Profit appropriation

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

Yasheng Group
Notes to Consolidated Financial Statement

8.	Concentration of risks

The operations of the Company are substantially located in the PRC and accordingly, investing in the shares of the Company is subject to among others, the PRC’s political, economic and legal risks.

9.	Income taxes

The Company and all of its agricultural subsidiaries are exempt from income taxes in the PRC.

10.	Debt

The Company obtains secured lending from the banks using the following two types of arrangements, collateral and guarantee. Collateral is loans secured against the assets of the Yasheng Group, while guarantee is loans provided with the guarantee from a third party.

(a) Long term debt

	Collateral	Guarantee	Total	Maturity
2009	1,567,335	1,653,000	3,220,335	3 years
2010	1,191,364	1,250,000	2,441,364	3 years
2011	1,083,772	1,200,073	2,283,845	3 years

(b) Current portion of long term debt

	Collateral	Guarantee	Total	Interest rate
2009	6,433,158	3,363,000	9,796,158	7.02%
2010	5,018,868	2,500,000	7,518,868	7.02%
2011	4,395,455	2,004,863	6,400,318	7.75%

(c) Short term debt

	Collateral	Guarantee	Total	Maturity	Interest rate
2009	12,090,983	7,516,000	19,606,983	1 year	6.69%
2010	9,099,582	6,000,000	15,099,582	1 year	7.27%
2011	7,113,046	5,900,968	13,014,014	1 year	7.27%

11.	Employee benefit plans

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

The aforesaid items are for employee's benefits and should be accounted for as the Company's expenses.

Yasheng Group
Notes to Consolidated Financial Statement

11.	Employee benefit plans - continued

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

12.	Stockholders' Equity

The Company issued no new shares during the years 2011 and 2010.

13.	Quarterly Information (Unaudited)
	31-Mar	30-Jun	30-Sep	31-Dec	Total
Revenue	195,328,043	180,385,009	277,816,897	295,601.485	949,131,434
Gross Profit	21,427,884	19,909,855	40,484,114	39,783,299	121,605,152
Net Income	19,787,157	18,829,676	38,115,265	37,405,034	114,137,133
Basic/Diluted EPS	0.13	0.12	0.25	0.24	0.74

14. Restated Financial Statements

The original financial statements for the year ended 12-31-2010 capitalized all of the wind break tree costs (originally stated as Other Long Term Assets) and amortized them over 70 years.  The restated financial statements have expensed the maintenance portion of the costs in the year occurred and only capitalized the long term portion.  The balance sheet has also moved the long term assets (wind bread trees) into the property plant and equipment.  The chart below shows the changes made to the financial statements in total assets, net income and earnings per share.
2010	Before	Change	Result
Total Assets	1,867,095,088	(4804861.00)	1,862,290,225
Net Income	99,185,975	(1740065.00)	97,445,910
Earnings per share	0.64	(0.01)	0.63

2009

Total Assets	1,749,422,800	(3064796.00)	1,746,358,004
Net Income	79,063,741	(1589759.00)	77,473,982
Earnings per share	0.51	(0.01)	0.5

Yasheng Group
Notes to Consolidated Financial Statement

15.	Segment information

In its operation of the business, management, including upper management and the board of director’s, reviews certain information as it relates to the Company as a whole.  The information most used and useful is the profitability by subsidiary.  Accordingly, these are the segments which are presented in the tables below.

Entity level segment

2010 Sales Breakdown by Subsidiary Unit: Dollar
Subsidiaries	Net Sales	Cost of Sales	Gross Profit
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	137,015,766	114,101,568	22,914,198
Gansu Hongtai Agricultural Technology Co., Ltd.	191,259,862	165,139,529	26,120,333
Gansu Jinta Xingsheng Industrial Co., Ltd.	145,400,270	123,027,461	22,372,809
Gansu Jinta Yongsheng Agricultural Development Company.	139,125,301	121,556,456	17,568,845
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	1,807,821	1,237,447	570,374
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	307,831,487	282,561,989	25,269,498
Gansu Xiaheqing Industrial Co., Ltd.	26,690,927	19,011,829	7,679,098
Total	949,131,434	827,526,283	121,605,151

2010 Sales Breakdown by Subsidiary Unit: Dollar
Subsidiaries	Net Sales	Cost of Sales	Gross Profit
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	118,151,556	102,769,093	15,382,463
Gansu Hongtai Agricultural Technology Co., Ltd.	168,488,937	147,152,308	21,336,629
Gansu Jinta Xingsheng Industrial Co., Ltd.	128,340,468	113,038,952	15,301,516
Gansu Jinta Yongsheng Agricultural Development Company.	122,724,491	108,121,851	14,602,640
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	1,259,973	1,061,982	197,991
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	291,075,880	253,235,931	37,839,949
Gansu Xiaheqing Industrial Co., Ltd.	19,412,960	18,220,738	1,192,222
Total	849,454,265	743,600,855	105,853,410

Other segments that are considered are agriculture, livestock and biotechnology/industrial.  Below is an explanation of the three segments and Schedules that details each of these three segments.

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

Yasheng Group
Notes to Consolidated Financial Statement

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

Below is a three year comparison chart on these segments

Year 2011	Sales	Cost of
Sales %	Profit	Profit	Gross	Gross %
Agriculture	941,481,904	820,322,622	121,159,282	12.87
Livestock	2,042,306	1,812,003	230,303	11.28
Biotech/Industrial	5,607,224	5,391,658	215,566	3.84
Total	949,131,434	827,526,283	121,605,151	12.81

Year 2010 Sales %
Agriculture	842,118,489	736,675,380	105,443,109	12.52
Livestock	1,901,257	1,696,528	204,729	10.77
Biotech/Industrial	5,434,519	5,228,947	205,572	3.78
Total	849,454,265	743,600,855	105,853,410	12.46

Year 2009
Agriculture	732,989,735	649,072,458	83,917,277	11.45
Livestock	1,801,348	1,638,428	162,920	9.04
Biotech/Industrial	4,838,960	4,665,558	173,402	3.58
Total	739,630,043	655,376,444	84,253,599	11.39

16.	Operating leases

The Company has no operating leases for the periods shown.

17.	Earnings per share

The components of basic earnings per share are as follows:

		Years Ended December 31st,
	2011	2010	2009
Net income available
For common shareholders	114,137,133	97,445,910	77,473,982

Weighted average shares
of common stock	155,097,355	155,097,355	155,097,355

Basic earnings per share	0.74	0.63	0.50