Form 10-K/A
period 2010-12-31
Yasheng Group
filed 2012-04-17
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
3rd Amended

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000- 31899

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

              China’s agricultural products trade has increased by 63.8% to $92.3 billion dollars in 2009 from $56.4 billion dollars in 2005, which makes China become the third largest agricultural products trading nation worldwide. The market share in the United States (“U.S.”), Association of Southeast Asia Nations and South America is stably rising; the market share in the European Union is essentially flat; West Asia and Africa market shares are being actively expanded; and the market share in Japan and Korea is slightly declining . In this process, eastern China maintains its leading role and central China achieves steady development while northwest China (including Gansu Province) rises in excess of the average increase, which leads to a good balance in agricultural product trade and facilitates agricultural industry restructuring and comparative advantages among different regions.

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

ITEM 1 — BUSINESS - continued

•
Expand product lines with new byproducts by utilizing modern processed food technology (such as CO2 extraction techniques, deep processing, concentrates technology and bio mass for alternative fuels) that produces high quality products and environmental friendly products that meet the demands of the domestic and international markets. Byproducts include fruit and vegetable concentrates, food extracts, nutritional beverages, edible and bio oils, organic and environmental friendly products, frozen and fresh vegetables, and packaging.

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

We plan to invest up to and in excess of $100 million to acquire speculative mining claims whose exploitation may never be possible if we don’t obtain the permit required by law and regulation and/or which may not be capable of being mined in a manner that permits the sale of the extracted minerals at a price in excess of the costs of extraction and/or processing and transportation. How the mining claims may be treated for financial reporting purposes will depend on the proven reserves of each such set of mining claims, costs of extraction and applicable federal and state securities and accounting laws. However, the entire investment will not have a material effect on the overall financial strength of the Company in case the investment therein is lost or not recoverable. Any such venture will not cause us  to violate any covenant in any borrowing or investment agreements. It will neither restrict our extensive operations in China nor our expansion and will not have a material effect on the share value of our shareholder’s common stock. While there are high risks involved in pursuing the acquisition and exploitation of mining claims and mining operations, there is also the potential for high rewards. We have sought the advice and counsel of recognized professionals involved in the mining industry to assist us in our evaluation of mining prospects brought to us by brokers and to document and guide us in any mining venture we might become involved with.

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

ITEM 1 — BUSINESS - continued

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

PRODUCTION

Production Bases

The production of our products is supported by seven large scale agriculture bases spread out over a vast geographical area within the Northwest of China. Over the past 30 years we have transformed the family plot style farm into industrial agriculture operations with infrastructure to support long term growth. R&D support has fueled development with new and high tech products, placing  us as a major strategic player within the industry. Infrastructure needs such as water, roads, and power are supported in coordination with local governments.

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

•
Scale advantage over local competitors.  The PRC agriculture market currently is highly fragmented. We are larger than our domestic competitors when considering our companies large diverse product portfolio, vast amounts of land under cultivation & abilities for industrial scale production volumes. This provides us with many competitive advantages, including the resources to ensure high quality products and better controls to secure consistent and reliable supplies to large customers.  Our scale and increasing nationwide market exposure supports development of our brand names .

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

•
Alignment with PRC Agriculture Development Policies.  We can ensure sustained and stable growth of modern agriculture in the aspects of capital, technology and manpower, and can speed up the process of industrialization of modern agriculture and export-oriented operations and can also enhance its international competitiveness. Our growth and development can adapt to China's development direction of agricultural policy. Based on our own funds each year, the Agricultural Development Bank of China can provide partial supporting funds.

•
Successful Operating Mode.  Our operating mode of modern agriculture has reached an advanced domestic level in the aspects of policy arrangements, institutional design, coverage, as well as large farms covering small farms and processing enterprises linking the farming households. We have set up and amplified a sound modern agricultural operation system which incorporates processes to accommodate and maximize efficiencies, such as job responsibility, multilevel operating, multi-channel and multi-level responsibility sharing.

•
Long Term Established Relationships.  Local, provincial and national long term relationships have been a key advantage for our companies as they have established long roots in Northwest China.  Our ability to take on challenges, implement large scale projects, and produce national leading products have brought much respect and confidence by the governmental and other business leaders in China. We have been honored as one of the top leading industrial companies in China, therefore receiving preferential policies and most favored abilities to take on new projects promoted by the Central Government.

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

We provide the following benefits for our employees in China:

•	Employee Welfare Fund. An amount equal to 14% of payroll is set aside by us for standard employee benefits.

ITEM 1 — BUSINESS - continued

•	Open Policy Pension. We pay to national and community insurance agents an amount equal to 20% of payroll. This insurance continues to cover the employee subsequent to retirement

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

Seeds, Clones, and Sprouts

Seeds, clones, and sprouts from inception are tested and trialed to ensure consistent traits in growing performance, size, appearance, flavor, and nutrition. At this stage of cultivation the companies technical and production management teams intend to be actively involved in assuring the standards are met.

ITEM 1 — BUSINESS - continued

Bio Friendly and Organic Fertilizers

Fertilizers are very important and we take all measures to utilized organic fertilizers.   We internally produce organic fertilizer materials within our sustainable operations concept. The fertilizers used are friendly to the environment and nontoxic to water systems. Our efforts are to reduce the effects of over farmed land on fertile soil and create a medium for enhanced water saving techniques as well as adding additional nutrients. The quality of soil is vital and this approach is designed to achieve that goal. This approach also allows for a higher quality product with more nutrients, flavor, and appearance.

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

•
Biological methods are also implemented utilizing natural predators to the other harmful pest, as wells as organism to fight off this ongoing problematic issue.  We also utilize natural methods such as planting other plants next to the main crops that naturally ward off pests such as, herbs, spices, and hemp.

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

Substantially all of our operations are in China.  A significant portion of our revenue is in currencies other than United States dollars, primarily in Renminbi (RMB). Because our financial statements are reported in United States dollars, fluctuations in RMB against the United States dollar may cause us to recognize foreign currency translation gains and losses, which may be material to our operations and impact our reported financial condition and results of operations.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

We are working to resolve staff comments by amending our Form 10-K for 2010.

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

Net Sales. We generate sales from our farm and side line products. Net sales for the year ended December 31, 2010 increased $109.9 million, or 14.9% to $849.5 million as compared to $739.6 million for the year ended December 31, 2009. The increase in net sales was attributable to higher yields and a better mix in products sales coupled with better pricing on certain crops, namely corn and soybean. The overall increases in Net sales are primarily a result of price soaring attributable to the general economics in China. These comparisons show that our sales in 2010 have enjoyed a significantly growth.  This is due primarily to increased market price of our products.

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

  The DSO decreased 2 days, the DSI increased 8 days,  and the DPO decreased 9 days in 2010, compare to 2009,  this mainly due to the price of materials and finished goods which rose up greatly in 2010, and we purchase our materials mainly in the first half year, and harvest and sell most of our products  in the second half. We updated the contracts with our vendors and customers in the second half year, so the price of materials and products were flat in the first half year, makinge the DSI increase greatly but the DPO decrease greatly.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The main work of the board of directors within the year is as follows:

(a)
Set up the Company's strategy orientation of" Taking modernization of agriculture as the direction, professional company group as a profit center, relying on the resources superiority, strengthening and expanding Special advantage agricultural products".   We will attempt to exploit our  advantages in resources, breaking the regional boundaries, implementating of assets optimization and restructuring, promoting industrial management policies and goals, striving to develop quality high-efficiency agriculture.  Having successfully integrated the processing abilities of those products and industries with anticipated superiority, exhibiting strong market competitiveness and using high economic efficiency and if market share reaches a certain scale, such as hops, seed potatoes etc., and through the reform of internal management system and shift operation mechanism,  product quality and yield may be improved, which enhances the our competitiveness  in the market.

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

From the macroeconomic situation, the development of the world economy is entering an adjustment and transformation period, the impact of the financial crisis will continue to be quite a long time, the change of domestic and international economic situation will bring greater fluctuations to agricultural products' production, processing, import and export, consumption etc. The uncertainties of the policies such as domestic inflation expectation, credit squeeze, which will also exert a measure of influence over our operations. Simultaneously, agriculture , as the foundation of the national economy, the agricultural production enterprises are still the key area the State strongly supports, and the State's changes and guidance to agricultural policies may also exert direct and uncertain influence over our operations.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Look into the future development trend of the company

(A) The main strengths and opportunities that the company is facing in its future development are ;

(a) Agriculture is a basic industry to which the Chinese Central Government gives a long-term key aid, all levels of the people’s government recently have published a number of supporting agriculture policies, which has provided a good opportunity for our development.

(b) We are an agricultural industrial leading enterprise and publish policies such as interest subsidies, tax preference etc.   By encouraging the development of leading agricultural enterprises, the State leads agriculture to develop in the direction of going to scale, industrialization and modernization.

(c) China attaches great importance to application of water-saving irrigation technology in agriculture areas.  For that reason, it will also vigorously support the development of water-saving irrigation industry in respect to industrial policy and funding.

(d)   We are rich in land resource. In recent years through the measures of transformation of planting base, application of drip irrigation technology, implementation of regional and large-scale crop cultivation and introduction of new varieties, by ways of use of large-scale agricultural operations and intensive management, we have enhanced the level of agricultural industrialization, which has displayed the industry pattern taking hops, beer barley and potato as its leading products.

(e) As a national agricultural industrialization leading enterprise, our products such as hops and beer barley have a strong brand advantage, the quality of hops has a higher visibility in the international beer brewing industry, and products such as fruit and vegetable have repeatedly won gold and silver awards in Product Exposition of the former Ministry of Forestry.

(f) We are actively seeking investment in the mineral industry, and we believe that in the future the mineral industry will become a new profit growth point.

(g) As a multinational company, we are is facing opportunities and challenges.   As an overseas listed company, we sought to gather unique resources superiority usingmodern leading-edge large-scale agriculture, industrial development and management system advantages that we have tried to implement.   We are entering an important strategic opportune period in which we will continue our efforts to develope our full potential. While facing more opportunities, competition will be more intense, the situations  more complex and new problems will arise. We must actively seek policies support of national and higher authority, will working to avoid struggling in becoming a leader in the construction of the modern large-scale agriculture.

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

The total investment of the project is expected to be $234 million, of which $213 million is investment in fixed assets, working capital of $10 million and interest expense of $11,000 on the expected construction debt.

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

(c) Implement the construction of 400,000 acres of pasture by sealing the grassland

(d) Construct a cattle and sheep breeding center

(e) Introduce 320,000 fine breeds of cattle and 240,000 sheep; purchase 80,000 beef cattle for fattening

(f) Construct 8 cattle and sheep slaughtering production lines , respectively ( medium and small production line).

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Through the comprehensive development of 400,000 acres of pasture, shape the scale of amount of livestock on hand of 368,000 beef cattle and 240,000 mutton sheep, we believe we will achieve an annual production capacity of 92,000 tons of beef and 10,080 tons of mutton sheep. The total investment of the project is $322 million, of which $153 million is investment in fixed assets and working capital of $169 million .  After completion of the project, which could realize sales income of $321 million with an annual additional net earnings of $73 million .

C. The further processing project of line of potato products

Based on the analysis of the potato industry market and the development trend at home and abroad, the potato industry will become the 21st century's most promising and most competitive industry.

The project consists of five components: (a) seed potato system construction; (b) construction of production bases of dedicated high-quality merchandise potato; (c) the construction of industry group of potato further processing; (d) the construction of market circulation system; and (e) new products research and development  and construction of a quality assurance system.

The total investment of the project is $80 million, and after the project is completed, the annual additional sales revenue is projected to be $107.5 million, and the new additional net income is projected to be $25.8 million.

2010 Key Business Working Plans

(a) In 2010, we continued to focus on our production and operation through smooth implementation of all the production and operation plans to enhance our economic efficiency.

(b)  We tried to make full use of a listed company platform, perform well in the areas of capital operation and financing, and establish reservesfor our normal operation and further development and growth.

(c) We believe we enhanced project and industrial systems management, highlighting the leading industry growth, which attempting to seize the valuable opportunity that China's Great Western Development Strategy has entered a new historical stage and the policy opportunity that the central government is strongly supporting Gansu Province's economic work and rural work.   One of our goals has been to use project construction as catalyist, which highlightsindustry growth and actively promotes modern agriculture construction, renovates the industrial system, and promotes an expansion of the agriculture production and operation.

(d)  We attempted to strengthen our financial management,  further standardize the operations of our branch offices and subsidiaries. We intend to further standardize the management of the branch offices and subsidiaries in the areas of a listed company's standard operation, internal control and financial management and enhance training to improve our control and competitiveness.

(e) We encouraged team spirit and made efforts to foster a business culture and climate of democratic leadership and employee trust.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2010.

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

None of our directors serve on the audit committee of more than three public companies.

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

None of  our directors serve on the audit committee of more than three public companies.

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

None of our directors serve on the audit committee of more than three public companies.

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

Parent

Gansu Yasheng controls us by its ownership of approximately 78% of our voting securities.   Many of the directors of Gansu Yasheng also serve as our directors.  Messrs. X. Wang, D. Wang, L. Wei and S. Yang and Ms. He each received $12,000 paid by Gansu Yasheng per year for serving as our employees or employees of our subsidiaries.

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

YASHENG GROUP

Dated: April 17, 2012	By:	/s/ Zhou Chang Sheng
Zhou Chang Sheng
Chief Executive Officer (Principal Executive Officer)

Dated: April 17, 2012	By:	/s/ Zhuang Hai Yun
Zhuang Hai Yun
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2012	By : /s/ Wang Deng Fu
Wang Deng Fu
Director

Dated: April 17, 2012	By: /s/ Mei Ping Wu
Mei Ping Wu
Director

Dated: April 17, 2012	By: /s/ Wang Xitian
Wang Xitian
Director

Dated: April 17, 2012	By: /s/ He Shurong
He Shurong
Director

Dated: April 17, 2012	By: /s/ Wei Lefu
Wei Lefu
Director

Dated: April 17, 2012	By: /s/ Yang Shengniu
Yang Shengniu
Director

Dated: April 17, 2012	By: /s/ Wei Tingwu
Wei Tingwu
Director

Dated: April 17, 2012	By: /s/ Yang Baoquan
Yang Baoquan
Director

Dated: April 17, 2012	By: /s/ Zhang Zinmin
Zhang Xinmin
Director

Dated: April 17, 2012	By: /s/ Liu Darong
Liu Darong
Director

Dated: April 17, 2012	By: /s/ Wang Anxue
Wang Anxue
Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Acquisition By and Between Nicolas Investment Company, Inc, and Yasheng Group dated June 13, 2004 (1)
3.1	Articles of Incorporation of YaSheng Group (2)
3.2	Amended and Restated Bylaws of YaSheng Group dated September 24, 2010 (3)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
99.1	Charter of the Audit Committee (4)
31.2	Charter of the Compensation Committee (4)
32.1	Charter of the Corporate Governance and Nominating Committee (4)

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

As discussed in Note 16 to the consolidated financial statements, the accompanying financial statements as of December 31, 2010 have been restated.

/s/ Gansu Hongxin Certified Public Accountants Co., Ltd.

Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China
Original report dated February 25, 2011
Restated report date March 16, 2012

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

(a) Long term debt

	Collateral	Guarantee	Total	Maturity
2008	1,742,077	1,837,376	3,579,453	3 years
2009	1,567,335	1,653,000	3,220,335	3 years
2010	1,191,364	1,250,000	2,441,364	3 years

(b) Current portion of long term debt

	Collateral	Guarantee	Total	Interest rate
2008	16,567,359	8,661,302	25,228,661	7.02%
2009	6,433,158	3,363,000	9,796,158	7.02%
2010	5,018,868	2,500,000	7,518,868	7.02%

Yasheng Group
Notes to Consolidated Financial Statements

10.	Income taxes - continued

(c) Short term debt

	Collateral	Guarantee	Total	Maturity	Interest rate
2008	15,887,084	9,874,863	25,761,947	1 year	6.69%
2009	12,090,983	7,516,000	19,606,983	1 year	6.69%
2010	9,099,582	6,000,000	15,099,582	1 year	7.27%

11.	Employee benefit plans

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

16.  Restated Financial Statements

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

2010	Before	Change	Result
Total Assets	1,867,095,088	(4,804,861)	1,862,290,225
Net Income	99,185,975	(1,740,065)	97,445,910
Earnings per share	0.64	(0.01)	0.63

2009
Total Assets	1,749,422,800	(3,064,796)	1,746,358,004
Net Income	79,063,741	(1,589,759)	77,473,982
Earnings per share	0.51	(0.01)	0.5

2008
Total Assets	1,727,518,481	(1,475,036)	1,726,043,445
Net Income	75,995,479	(1,475,037)	74,520,442
Earnings per share	0.49	(0.01)	0.48