Form 10-Q
period 2012-03-31
Yasheng Group
filed 2012-05-18
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

☐ Yes ☒ No

State issuer’s revenues for its most recent fiscal year (12/31/11).$949,131,434

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of March 31, 2012, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Yasheng Group and subsidiaries as of December 31, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and in our report dated March 25, 2012 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ Gansu Hongxin Certified Public Accountants Co., Ltd.
Gansu Hongxin Certified Public Accountants Co., Ltd. Lanzou, China
April 30, 2012

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	10,979,339	10,714,391
Accounts receivable, net	82,611,612	80,435,935
Inventories	139,541,208	140,493,163
Prepaid and other current assets	4,067,304	4,276,757

Total current assets	237,199,462	235,920,245

Equity and other investments	204,094	203,880

Property, plant and equipment, net	778,693,812	762,293,032
Construction in progress	7,315,916	7,296,943
Intangible assets, net	1,049,298,845	1,051,789,820

Total assets	2,072,712,129	2,057,503,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	38,038,708	41,030,878
Short term loans	12,312,727	13,014,014
VAT Tax payable	894,705	962,005
Current portion of long term debt	5,889,494	6,400,318
Other current liabilities	736,593	779,448

Total current liabilities	57,872,227	62,186,663

Long term debt	2,065,563	2,283,845
Long term payable	30,975,179	33,970,092

Total liabilities	90,912,969	98,440,600

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	385,171,361	383,117,150
Retained earnings	1,441,530,445	1,420,848,816

Total stockholders’ equity	1,981,799,161	1,959,063,321

Total liabilities & stockholders' equity	2,072,712,129	2,057,503,921

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2012	2011

Net sales	204,155,113	195,328,043

Cost of goods sold	181,772,574	173,900,159

Gross profit	22,382,539	21,427,884

Operating expenses:
Sales and marketing	368,436	353,565
General and administrative	935,772	897,992
Total operating expenses	1,304,207	1,251,557

Operating profit	21,078,332	20,176,326

Interest expense	657,040	640,665

Other income (expense）	260,337	251,496

Income before income tax expense	20,681,629	19,787,157
Income tax expense

Net income	20,681,629	19,787,157

Basic earnings per share	0.13	0.13
Weighted average number of shares	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	20,681,629	19,787,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,282,463	2,280,370
Allowance for doubtful accounts		2,221

Changes in assets and liabilities:
Accounts receivable	-2,091,335	-44,513
Inventories	1,099,271	4,794,899
Prepaid and other current assets	213,937	173,750
Accounts payable	-3,027,306	-3,698,353
Tax payables	-68,309	-32,052
Accrued expenses and other current liabilities	-51,561	-30,389
Net cash provided by operating activities	19,038,791	23,233,092

Cash flows from investing activities:
Purchase of assets	-14,301,401	-17,527,402
Investments
Net cash used in investing activities	-14,301,401	-17,527,402

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Payment on land lease	-3,030,533	-3,111,999
Increase (decrease) in debt	-1,453,145	-2,567,327
Net cash provided by financing activities	-4,483,678	-5,679,326

Effect of exchange rate change on cash and cash equivalents	11,235	102,303

Net increase (decrease) in cash and cash equivalents	264,947	128,668

Cash and cash equivalents at beginning of period	10,714,391	10,116,750
Cash and cash equivalents at end of period	10,979,339	10,245,418

Supplemental Disclosures:
Cash paid for interest	657,040	640,665
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

	03/31/2012	03/31/2011

Buildings and improvements	$99,323,501	$95,277,965
Farming facilities	90,651,486	86,988,378
Machinery and equipment	11,580,476	11,133,849
Transportation	289,157,988	277,371,758
Windbreak and Sand-break Trees	365,352,129	358,969,231
Total	856,065,580	829,741,181
Less: Accumulated Depreciation and amortization	77,371,768	67,448,149
Net	$778,693,812	$762,293,032

(k)	Intangible assets

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

Recently Adopted Accounting Guidance

On July 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll-forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Adoption of this new guidance did not have a material impact on our financial statements.

On January 1, 2012, we adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. Adoption of this new guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. This portion of the guidance will be effective for us beginning July 1, 2012 and will require financial statement presentation changes only. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments.

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

The following is a breakdown of the major categories of inventories.

Inventory Breakdown	As of 3/31/2012	As of 3/31/2011
Raw material	27,389,503	19,606,788
Finished goods	73,772,548	52,801,820
Low value consumable goods	19,044,210	13,617,293
Packaging material	12,670,579	9,054,699
Maintenance material	6,664,368	4,760,904
Total	139,541,208	99,841,503

4.	China contribution plan

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

5.	Profit appropriation

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

6.	Concentration of risks

The operations of the Company are substantially located in the PRC and accordingly, investing in the shares of the Company is subject to among others, the PRC’s political, economic and legal risks.

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Income taxes

The Company and all of its agricultural subsidiaries are exempt from income taxes in the PRC. The Company has not filed an income tax return in the US.

8.	Debt

The Company obtains secured lending from the banks using two types of arrangements, collateral and guarantee. Collateral are loans secured against the assets of the Yasheng Group, while guarantee are loans provided with the guarantee from a third party.

9.	Employee benefit plans

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

The aforesaid items are for employee's benefits and should be accounted for as the Company's expenses.

10.	Operating leases

The Company has no operating leases for the periods shown.

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Segments

In its operation of the business, management, including upper management and the board of director’s, reviews certain information as it relates to the Company as a whole.  The information most used and useful is the profitability by subsidiary.  Accordingly, these are the segments which are presented in the table below.

Breakdown by Subsidiary    Unit: US Dollar

	Net Sales	Net Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit
Subsidiaries	ended	ended	ended	ended	ended	ended
	3/31/2012	3/31/2011	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	49,242,586	47,940,004	44,735,291	43,100,005	4,507,295	4,839,999
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	48,080,003	46,993,115	41,942,387	40,883,646	6,137,616	6,109,469
Gansu Hongtai Agricultural Technology Co., Ltd.	28,076,833	26,715,341	26,243,957	25,630,953	1,832,876	1,084,388
Gansu Xiaheqing Industrial Co., Ltd.	4,538,306	4,269,749	3,930,669	3,004,133	607,637	1,265,616
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	25,410,441	24,213,086	22,760,154	21,514,576	2,650,287	2,698,510
Gansu Jinta Xingsheng Industrial Co., Ltd.	24,698,573	23,159,659	21,285,848	20,060,811	3,412,725	3,098,848
Gansu Jinta Yongsheng Agricultural Development Company.	23,864,175	21,801,090	20,668,603	19,513,608	3,195,572	2,287,482
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	244,196	235,999	205,665	192,426	38,531	43,573
Totals for Quarter	204,155,113	195,328,043	181,772,574	173,900,158	22,382,539	21,427,885

Other segments that assist management in its analysis of the company's performance are the segments by product group, namely, agriculture, livestock and biotechnology.  The following table contains that breakout of gross profit by product group.

3 months ended 3-31-2012

	Sales	Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit	Gross Profit %	Gross Profit %
	ended	ended	ended	ended	ended	ended	ended	ended
	3/31/2012	3/31/2011	3/31/2012	3/31/2011	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Agriculture	202,495,538	193,814,599	180,206,638	172,466,209	22,288,900	21,348,390	11.01	11.01
Livestock	357,418	327,531	332,217	306,593	25,201	20,938	7.05	6.39
Biotechnology	1,302,157	1,185,913	1,233,719	1,127,356	68,438	58,557	5.26	4.94
Total for Quarter	$204,155,113	$195,328,043	$181,772,574	$173,900,158	$22,382,539	$21,427,884	10.96	10.97

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report for the year ended December 31, 2011.

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

RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Dollars (000's)	% of Sales	Dollars (000's)	% of Sales
Net Sales	$204,155	100%	$195,328	100%
Costs of Goods Sold	181,773	89%	173,900	89%
Gross profit	22,383	11%	21,428	11%
Sales and marketing expenses	368	0.18%	354	0.18%
General and administrative expenses	936	0.46%	898	0.46%
Interest expense	657	0.32%	641	0.33%
Other income	260	0.13%	251	0.13%
Net income	$20,682	10.13%	$19,787	10.13%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented were 6.2943 RMB to 1 USD for the three months ended March 31, 2012 and 6.5564RMB to 1 USD for the three months ended March 31, 2011.

Net Sales. Sales are generated primarily from our farming operations and related side line products in China. Net sales for the three months ended March 31, 2012 increased by $8.8 million, or 4.5% to $204 million as compared to $195 million for the three months ended March 31, 2011. The overall increase in net sales was primarily a result of the rising prices of agricultural products attributable to increasing demand in China. We also benefited from our expanded marketing network which covers more provinces, with more distributors and direct clients.

Factors of increased sales this Spring:

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

2)
Depreciation of the dollar. Food, oil and other raw materials in the international market are priced in U.S. dollars. The average exchange rates for the periods presented were 6.2943 RMB to 1 USD for the three months ended March 31, 2012 and 6.5564RMB to 1 USD for the three months ended March 31, 2011; currency proportion was down by 4%.

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production, the increase in cost is mainly due to the growth in the net sales.

Gross Profit and Gross Margin. Our gross profit for the three months ended March 31, 2012 increased by $0.95 million or 4.46% to $22 million from $21 million for the three months ended March 31, 2011. The improved margin was primarily a result of the growth in the net sales.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2012 increased by $14,870 or 4.21% to $368,436 as compared to $353,565 in the prior three months ended March 31, 2011.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2012 increased by $37,780 or 4.21% to $935,772 from $897,992 for the three months ended March 31, 2011.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expenses and Other Income. Our interest expense for the three months ended March 31, 2012 increased by $16,375 or 2.56% to $657,040 as compared to $640,665 in the prior three months ended March 31, 2011. Our other income for the three months ended March 31, 2012 increased by $8,841 or 3.52% to $260,337 as compared to $251,496 in the prior three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $10.98 million and working capital of $179 million. This compared to cash and cash equivalents of $10.7 million and working capital of $173.7 million as of March 31, 2011. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Three Months Ended March 31st
	2012	2011
Net cash provided by operating activities	19,038,791	23,233,092
Net cash used in investing activities	(14,301,401)	(17,527,402)
Net cash used in financing activities	(4,483,678)	(5,679,326)
Effect of foreign currency translation on cash and cash equivalents	11,235	102,303
Cash and cash equivalents at beginning of the period	10,714,391	10,116,750
Cash and cash equivalents at end of period	10,979,339	10,245,418

Net cash provided by operating activities was $19 million for the three months ended March 31, 2012 as compared to $23 million for the three months ended March 31, 2011. Net cash used in investing activities was $14 million for the three months ended March 31, 2012 as compared to $17.5 million for the three months ended March 31, 2011. Net cash used in financing activities was $4.48 million for the three months ended March 31, 2012 compared with $5.68 million for the three months ended March 31, 2011.

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

Off-Balance Sheet Arrangements

As of March 31, 2012 and for the three months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

Our international sales accounted for very little of our net sales in the first quarter of 2012.  As a result, we have exposure to foreign exchange risk with respect to a minor portion of our sales.  Fluctuations in exchange rates, particularly in the U.S. dollar to Chinese yuan (RMB) exchange rate, do not affect materially affect our gross and net profit margins even though they could result in foreign exchange and operating losses.

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

(a)       Evaluation of disclosure controls and procedures . Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

(b)      Changes in internal controls . During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The Company is not presently a party to any material legal actions.

 Item 1A. Risk Factors

See Item 3 in part above and the Company’s 10-K for the year ended December 31, 2011.

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

YASHENG GROUP

Date: May 8, 2012	By:	/s/ Changsheng Zhou
Name: Changsheng Zhou
Title: Chief Executive Office