Form 10-Q
period 2012-06-30
Yasheng Group
filed 2012-08-13
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of June 30, 2012, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Corporation’s management.

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

/S/ Gansu Hongxin Certified Public Accountants Co., Ltd.

Lanzou, China
August 6, 2012

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	10,864,281	10,714,391
Accounts receivable, net	82,230,940	80,435,935
Inventories	159,843,087	140,493,163
Prepaid and other current assets	3,926,231	4,276,757

Total current assets	256,864,539	235,920,245

Equity and other investments	203,107	203,880

Property, plant and equipment, net	777,189,593	762,293,032
Construction in progress	7,286,924	7,296,943
Intangible assets, net	1,037,525,853	1,051,789,820

Total assets	2,079,070,015	2,057,503,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	37,560,514	41,030,878
Short term loans	11,067,369	13,014,014
VAT Tax payable	881,692	962,005
Current portion of long term debt	5,803,824	6,400,318
Other current liabilities	740,586	779,448

Total current liabilities	56,053,984	62,186,663

Long term debt	-	2,283,845
Long term payable	30,310,437	33,970,092

Total liabilities	86,364,421	98,440,600

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	375,584,791	383,117,150
Retained earnings	1,462,023,449	1,420,848,816

Total stockholders’ equity	1,992,705,595	1,959,063,321

Total liabilities & stockholders' equity	2,079,070,015	2,057,503,921

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	188,380,334	180,385,009	392,535,447	375,713,052

Cost of goods sold	166,574,017	160,475,153	348,346,591	334,375,312

Gross profit	21,806,317	19,909,855	44,188,856	41,337,739

Operating expenses:
Sales and marketing	345,711	326,496	714,147	680,061
General and administrative	785,051	746,827	1,720,822	1,644,819
Total operating expenses	1,130,762	1,073,322	2,434,969	2,324,880

Operating profit	20,675,555	18,836,533	41,753,886	39,012,860

Interest expense	387,662	630,393	1,044,702	1,271,058

Other income (expense）	578,580	623,535	838,918	875,032

Income before income tax expense	20,866,473	18,829,676	41,548,102	38,616,833
Income tax expense

Net income	20,866,473	18,829,676	41,548,102	38,616,833

Basic earnings per share	0.13	0.12	0.27	0.25
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	41,548,102	38,616,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,540,991	4,530,183
Allowance for doubtful accounts	110,305	4,501
Changes in assets and liabilities:
Accounts receivable	-2,210,526	-90,200
Inventories	-19,883,030	4,422,134
Prepaid and other current assets	334,298	230,544
Accounts payable	-3,305,991	-4,913,230
Tax payables	-76,663	-68,280
Accrued expenses and other current liabilities	-44,586	-52,656
Net cash provided by operating activities	21,012,900	42,679,829

Cash flows from investing activities:
Purchase of assets	-12,446,892	-36,819,912
Investments
Net cash used in investing activities	-12,446,892	-36,819,912

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Payment on land lease	-3,530,755	-4,070,044
Increase (decrease) in debt	-4,744,650	-3,697,788
Net cash provided by financing activities	-8,275,404	-7,767,832

Effect of exchange rate change on cash and cash equivalents	-140,714	2,178,860

Net increase (decrease) in cash and cash equivalents	149,890	270,944

Cash and cash equivalents at beginning of period	10,714,391	10,116,750
Cash and cash equivalents at end of period	10,864,281	10,387,695

Supplemental Disclosures:
Cash paid for interest	1,044,702	1,271,058
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

	06/30/2012	06/30/2011

Buildings and improvements	$99,455,352	$97,557,921
Farming facilities	90,764,800	89,049,986
Machinery and equipment	11,594,952	11,372,942
Transportation	289,539,435	283,870,285
Windbreak and Sand-break Trees	365,465,349	316,654,036
Total	856,819,888	798,505,170
Less: Accumulated Depreciation and amortization	79,630,296	70,618,654
Net	$777,189,593	$727,886,516

(k)	Intangible assets

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

The following is a breakdown of the major categories of inventories.

Inventory Breakdown	As of 6/30/2012	As of 6/30/2011
Raw material	32,472,541	19,960,889
Finished goods	83,894,117	53,733,847
Low value consumable goods	21,574,736	13,861,552
Packaging material	14,404,401	9,194,519
Maintenance material	7,497,292	4,834,553
Total	159,843,087	101,585,361

4.	China contribution plan

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

Breakdown by Subsidiary Unit: US Dollar

	Net Sales	Net Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit
Subsidiaries	ended	ended	ended	ended	ended	ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	$190,125,198	$184,603,640	$169,787,972	$166,483,806	$20,337,226	$18,119,834
Gansu Hongtai Agricultural Technology Co., Ltd.	52,084,208	50,086,898	47,293,577	45,583,209	4,790,631	4,503,689
Gansu Xiaheqing Industrial Co., Ltd.	9,325,944	8,402,853	7,832,683	7,276,348	1,493,261	1,126,505
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	46,457,453	42,573,817	41,617,262	40,068,239	4,840,191	2,505,578
Gansu Jinta Xingsheng Industrial Co., Ltd.	45,927,722	43,747,552	39,791,922	38,071,937	6,135,800	5,675,615
Gansu Jinta Yongsheng Agricultural Development Company.	48,084,399	45,837,348	41,609,041	36,520,775	6,475,358	9,316,573
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	530,523	460,944	414,134	370,998	116,389	89,946
Totals for Quarter	$392,535,447	$375,713,052	$348,346,591	$334,375,312	$44,188,856	$41,337,740

Other segments that assist management in its analysis of the company's performance are the segments by product group, namely, agriculture, livestock and biotechnology.  The following table contains that breakout of gross profit by product group.

3 months ended 3-31-2012

	Sales	Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit	Gross Profit %	Gross Profit %
	ended	ended	ended	ended	ended	ended	ended	ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Agriculture	389,087,896	372,767,858	345,086,865	331,596,123	44,001,031	41,171,735	11.3088	11.0449
Livestock	724,815	651,735	658,752	595,731	66,063	56,004	9.1145	8.5931
Biotechnology	2,722,736	2,293,459	2,600,974	2,183,458	121,762	110,001	4.4720	4.7963
Total for Quarter	$392,535,447	$375,713,052	$348,346,591	$334,375,312	$44,188,856	$41,337,740	11.2573	11.0025

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

RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Dollars (000's)	% of Sales	Dollars (000's)	% of Sales
Net Sales	$188,380	100%	$180,385	100%
Costs of Goods Sold	166,574	88.4%	160,475	89%
Gross profit	21,806	11.6%	19,910	11%
Sales and marketing expenses	346	0.2%	326	0.18%
General and administrative expenses	785	0.4%	747	0.41%
Interest expense	388	0.2%	630	0.35%
Other income	579	0.3%	624	0.35%
Net income	$20,866	11.1%	$18,830	10.44%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented were 6.3088 RMB to 1 USD for the 6 months ended June 30, 2012 and 6.5157 RMB to 1 USD for the 6 months ended June 30, 2011.

Net Sales. Sales are generated primarily from our farming operations and related side line products in China. Net sales for the 6 months ended June 30, 2012 increased by $16.8 million, or 4.5% to $393 million as compared to $375 million for the 6 months ended June 30, 2011. The overall increase in net sales was primarily a result of the rising prices of agricultural products attributable to increasing demand in China. We also benefited from our expanded marketing network which covers more provinces, with more distributors and direct clients.

Factors of increased sales this Spring:

1)
Global food prices are rising again, pushed higher by costlier oil, strong demand from Asia and bad weather in parts of Europe, South America and the United States, the World Bank said Record high prices for staple foods last year were one of the main factors that contributed to the Arab Spring uprisings in the Middle East and North Africa, as well as bread riots in other parts of the world.

2)	The worst drought in the US in 25 years has wrought havoc on the country's most important crops, putting the global economy at risk of its third food inflation shock in five years.

3)
International food production under expectations and hype of funds, Food production prices on the global market were impacted by extreme weather, as the drought of 2012 spread throughout the world including 100 countries, Europe.  China and the United States, with prices rising internationally. Geographically, Yasheng is located in the mountain areas of Gansu, Zhangye, Jiuquan and other regions, with large areas of drip irrigation equipment and systems which rely on snowfall water from the Qilian Mountains, making the sub-areas of agricultural land unaffected by the drought, while the autumn harvest of grain, fruits, vegetable, etc. sales price increased.

4)	Depreciation of the dollar. Food, oil and other raw materials in the international market are priced in U.S. dollars. The average exchange rates for the periods presented were 6.3088 RMB to 1 USD for the 6 months ended June 30, 2012 and 6.5157 RMB to 1 USD for the 6 months ended June 30, 2011.

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production, the increase in cost is mainly due to the growth in the net sales.

Gross Profit and Gross Margin. Our gross profit for the 6 months ended June 30, 2012 increased by $2.85 million or 6.9% to $44.19 million from $41.34 million for the 6 months ended June 30, 2011. The improved margin was primarily a result of the growth in the net sales.

Sales and Marketing Expenses. Our sales and marketing expenses for the 6 months ended June 30, 2012 increased by $34,086 or 5% to $714,147 as compared to $680,061 in the 6 months ended June 30, 2011.

General and Administrative Expenses. Our general and administrative expenses for the 6 months ended June 30, 2012 increased by $76,000 or 4.6% to $1.72 million from $1.64 million for the 6 months ended June 30, 2011.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expenses and Other Income. Our interest expense for the 6 months ended June 30, 2012 decreased by $226,356 or 17.8% to $1.04 million as compared to $1.27 million in the prior 6 months ended June 30, 2011. Our other income for the 6 months ended June 30, 2012 decreased by $36,114 or 4.1% to $838,918 as compared to $875,032 in the prior 6 months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $10.86 million and working capital of $200 million. This compared to cash and cash equivalents of $10.38 million and working capital of $132 million as of June 30, 2011. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Six Months Ended June 30th
	2012	2011
Net cash provided by operating activities	21,012,900	42,679,829
Net cash used in investing activities	-12,446,892	-36,819,912
Net cash used in financing activities	-8,275,404	-7,767,832
Effect of foreign currency translation on cash and cash equivalents	-140,714	2,178,860
Cash and cash equivalents at beginning of the period	10,714,391	10,116,750
Cash and cash equivalents at end of period	10,864,281	10,387,695

Net cash provided by operating activities was $21 million for the 6 months ended June 30, 2012 as compared to $42 million for the six months ended June 30, 2011. Net cash used in investing activities was $12 million for the 6 months ended June 30, 2012 as compared to $36 million for the 6 months ended June 30, 2011. Net cash used in financing activities was $8 million for the 6 months ended June 30, 2012 compared with $7.77 million for the 6 months ended June 30, 2011.

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

Off-Balance Sheet Arrangements

As of June 30, 2012 and for the three months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

New Accounting Standards

See Note 1 to the Consolidated Financial Statements for information regarding other new accounting standards that could affect us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk and Other Risks

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

In our last annual report for fiscal year 2009, we concluded our disclosure controls and procedures were not effective because we did not timely file our periodic reports. However, on August 13, 2010 we completed filing our past due periodic reports. What’s more, the company took active actions to remedy its disclosure controls and procedures, including but without limitation to, allocate more management and financial personnel with U.S. GAAP experience and outside financial counsels as well as supporting staff, to maintain and reinforce our internal controls and procedures. We monitor the disclosure controls and procedures through our internal self-assessments program. As a result, our reports have been filed on a timely basis after we finished filing our past due reports. Based on their evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that as of December 31, 2010, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting.

History

In 2004 GanSu Yasheng Salt Industrial Group established Yasheng Group, a California Corporation to prepare for a listing on a U.S. public exchange, access international markets, and implement the company’s expansion plans.

Item 4.	Controls and Procedures. - continued

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

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

The Gansu Hongxin CPA, an independent registered public accounting firm, has audited the consolidated financial statements of Yasheng Group for the fiscal year ended December 31, 2010, in accordance with the auditing standards generally accepted in the United States of America and with accounting principles generally accepted in the United States of America.

Item 4.	Controls and Procedures. - continued

Changes in Internal Control over Financial Reporting

Since the first quarter of our 2010 fiscal year, we began to implement the remedial measures described above; including but without limitations to: hiring financial professionals and supporting staff in both U.S. and China; intensifying the interaction and cooperation between our U.S. and China offices; launching special employee training sessions with a focus on internal control; enhancing the design and documentation of our internal control policies and procedures to ensure appropriate controls over our financing reporting.  This is an on-going process to improve our internal control and is not completed.

Excepted as described above, there were no changes in our internal control over financial reporting during our fiscal year of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Lack of PCAOB Auditor Oversight Risk and Concerns

As a public company, we are required by the Sarbanes-Oxley law to be audited by a PCAOB registered auditor.  Our auditor is based in China and has registered with the PCAOB.  One of the requirements of this registration is to be inspected on a periodic basis by the PCAOB.  These inspections include reviewing of the actual audit work papers prepared by our auditors as well as a review of the quality control procedures of our auditor.  The SEC and the PCAOB are endeavoring to arrive at a mutual understanding as to auditor inspections with the Chinese Government.  The Chinese government up until the filing of this quarterly report has not allowed the PCAOB inspectors to review the work papers of our auditor.

(See web site www.pcaobus.eog.International/pages?IssuerClientsWithoutAccessList.aspx).

Regular inspections by the PCAOB of public company auditors was one of the corner stones of the Sarbanes-Oxley law.  The lack of inspections is contrary to US law and deprives the current and future shareholders of any and all benefits that would be derived by this important auditor oversight.  This lack of oversight and the associated added expenses, also puts any US based audit firm in a distinct disadvantage when competing with a Chinese based audit firm for work in China.

Our Accounting Personnel have limited experience with US GAAP

Our accounting personnel have been predominately educated and trained in PRC GAAP which is different from International GAAP and US GAAP.  This lack of experience and training could cause possible confusion in the application of US GAAP, weaknesses in internal control, and cause delays in the financial statement preparation process.

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

August 6, 2012

                      YASHENG GROUP

By: /s/Changsheng Zhou	/s/ Haiyun Zhuang

Changsheng Zhou,	Haiyun Zhuang, Chief Financial Officer,
Chief Executive Officer	Principal Accounting Officer