Form 10-Q/A
period 2012-06-30
Yasheng Group
filed 2012-08-21
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on August 13, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 and audited Condensed Consolidated Balance Sheets as of December 31, 2011, (ii) the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the unaudited Notes to Condensed Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the August 13, 2012 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Summary of Yasheng Labor Contract *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*   Previously filed.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 17, 2012

                      YASHENG GROUP

By: /s/Changsheng Zhou	/s/ Haiyun Zhuang

Changsheng Zhou,	Haiyun Zhuang, Chief Financial Officer,
Chief Executive Officer	Principal Accounting Officer