Form 10-K/A
period 2010-12-31
Yasheng Group
filed 2012-10-09
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 4

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

              China’s agricultural products trade has increased by 63.8% to $92.3 billion dollars in 2009 from $56.4 billion dollars in 2005, which makes China become the third largest agricultural products trading nation worldwide. The market share in the United States (“U.S.”), Association of Southeast Asia Nations and South America is stably rising; the market share in the European Union is essentially flat; West Asia and Africa market shares are being actively expanded; and the market share in Japan and Korea is slightly declining. In this process, eastern China maintains its leading role and central China achieves steady development while northwest China (including Gansu Province) rises in excess of the average increase, which leads to a good balance in agricultural product trade and facilitates agricultural industry restructuring and comparative advantages among different regions.

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

•
Scale advantage over local competitors.  The PRC agriculture market currently is highly fragmented. We are larger than our domestic competitors when considering our companies large diverse product portfolio, vast amounts of land under cultivation & abilities for industrial scale production volumes. This provides us with many competitive advantages, including the resources to ensure high quality products and better controls to secure consistent and reliable supplies to large customers.  Our scale and increasing nationwide market exposure supports development of our brand names.

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

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Look into the future development trend of the company

(A) The main strengths and opportunities that the company is facing in its future development are;

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

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

Regular inspections by the PCAOB of public company auditors was one of the corner stones of the Sarbanes-Oxley law.  The lack of inspections is contrary to US law and deprives the current and future shareholders of any and all benefits that would be derived by this important auditor oversight.  This lack of oversight and the added expenses associated with inspections, also puts any US based audit firm in a distinct disadvantage when competing with a Chinese based audit firm for work in China.

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

ITEM 9A (T). CONTROLS AND PROCEDURES - continued

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

The Board of Directors has determined that Mr. Liu Darong, Chairman of our Audit Committee, satisfies the criteria adopted by SEC to serve as “audit committee financial experts”. The Board of Directors has determined that Yang Baoquan and Zhang Xinmin, constituting all members of our Audit Committee, are independent directors with the requirements of the Exchange Act.

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

Tax Fees.  For the years ended December 31, 2010 and December 31, 2009, we paid $0 and $0, respectively, to Gansu Hongxin for tax fees.

All Other Fees.   For the years ended December 31, 2010 and December 31, 2009, we paid $0 and $0, respectively, to Gansu Hongxin for all other fees.

The above-mentioned fees are set forth as follows in tabular form:

	2010	2009

Audit Fees	RMB $1, 150 ,000	RMB $1,050,000
Audit Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

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

YASHENG GROUP

Dated: September 6 , 2012	By:	/s/ Zhou Chang Sheng
Zhou Chang Sheng
Chief Executive Officer (Principal Executive Officer)

Dated: September 6 , 2012	By:	/s/ Zhuang Hai Yun
Zhuang Hai Yun
Chief Financial Officer, Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 6 , 2012	By : /s/ Wang Deng Fu
Wang Deng Fu
Director

Dated: September 6 , 2012	By: /s/ Mei Ping Wu
Mei Ping Wu
Director

Dated: September 6 , 2012	By: /s/ Wang Xitian
Wang Xitian
Director

Dated: September 6 , 2012	By: /s/ He Shurong
He Shurong
Director

Dated: September 6 , 2012	By: /s/ Wei Lefu
Wei Lefu
Director

Dated: September 6 , 2012	By: /s/ Yang Shengniu
Yang Shengniu
Director

Dated: September 6 , 2012	By: /s/ Wei Tingwu
Wei Tingwu
Director

Dated: September 6 , 2012	By: /s/ Yang Baoquan
Yang Baoquan
Director

Dated: September 6 , 2012	By: /s/ Zhang Zinmin
Zhang Xinmin
Director

Dated: September 6 , 2012	By: /s/ Liu Darong
Liu Darong
Director

Dated: September 6 , 2012	By: /s/ Wang Anxue
Wang Anxue
Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Acquisition By and Between Nicolas Investment Company, Inc, and Yasheng Group dated June 13, 2004 (1)
3.1	Articles of Incorporation of YaSheng Group (2)
3.2	Amended and Restated Bylaws of YaSheng Group dated September 24, 2010 (3)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
99.1	Charter of the Audit Committee (4)
31.2	Charter of the Compensation Committee (4)
32.1	Charter of the Corporate Governance and Nominating Committee (4)

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

	(Restated) Year Ended December 31,
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

	(Restated) Year Ended December 31,
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

	(Restated) Year Ended December 31,
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

	(Restated) Year Ended December 31,
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