Form 10-K/A
period 2011-12-31
Yasheng Group
filed 2012-10-09
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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
Zhuang Hai Yun
Chief Financial Officer , Director and Principal Accounting Officer

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

Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China
February 28, 2012

YASHENG GROUP
Consolidated Balance Sheets

	Year Ended December 31, 2009

	2011	2010 (restated)	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,714,391	$10,116,750	$8,010,017
Accounts receivable, net	80,435,935	76,240,589	71,216,566
Inventories	140,493,163	103,588,885	75,332,668
Prepaid and other current assets	4,276,757	4,538,058	4,673,279

Total current assets	235,920,246	194,484,282	159,232,530
			-
Equity and other investments	203,880	193,974	190,402

Property, plant and equipment, net	762,293,032	675,942,304	623,423,414
Construction in progress	7,296,943	6,664,772	5,446,595
Intangible assets, net	1,051,789,820	985,004,893	958,065,063

Total assets	$2,057,503,921	$1,862,290,225	$1,746,358,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,030,878	$44,593,435	$55,031,294
Short term loans	13,014,014	15,099,582	19,606,983
VAT Tax payable	962,005	988,429	1,142,638
Current portion of long term debt	6,400,318	7,518,868	9,796,158
Other current liabilities	779,448	801,140	1,170,455

Total current liabilities	62,186,663	69,001,454	86,747,528

Long term debt	2,283,845	2,441,364	3,220,335
Long term payable	33,970,092	37,359,986	51,643,382

Total liabilities	98,440,600	108,802,804	141,611,245

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355	155,097,355
Accumulated other comprehensive income	383,117,150	291,678,383	240,383,631
Retained earnings	1,420,848,816	1,306,711,683	1,209,265,773

Total stockholders’ equity	1,959,063,321	1,753,487,421	1,604,746,759

Total liabilities & stockholders' equity	$2,057,503,921	$1,862,290,225	$1,746,358,004

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Consolidated Statements of Operations

	Year Ended December 31,

	2011	2010 (restated)	2009

Net sales	$949,131,434	$849,454,265	$739,630,043

Cost of goods sold	827,526,283	743,600,855	655,376,444

Gross profit	121,605,152	105,853,410	84,253,599

Operating expenses:
Sales and marketing	1,773,217	1,490,934	1,298,979
General and administrative	4,211,653	5,289,014	4,681,435
Total operating expenses	5,984,870	6,779,948	5,980,414

Operating profit	115,620,282	99,073,462	78,273,185

Interest expense	2,171,004	2,354,175	2,465,698

Other income (expense）	687,854	726,623	1,666,495

Income before income tax expense	114,137,132	97,445,910	77,473,982
Income tax expense

Net income	$114,137,132	$97,445,910	$77,473,982

Basic earnings per share	0.74	0.63	0.50
Weighted average number of shares	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Consolidated Statements of Stockholders' Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance as of December 31, 2008	155,097,355	1,131,791,791	238,919,350	1,525,808,496
Net income		77,473,982		77,473,982
Foreign currency translation			1,464,281	1,464,281

Balance as of December 31, 2009	155,097,355	1,209,265,773	240,383,631	1,604,746,759
Net income		97,445,910		97,445,910
Foreign currency translation			51,294,752	51,294,752

Balance as of December 31, 2010	155,097,355	1,306,711,683	291,678,383	1,753,487,421
Net income		114,137,133		114,137,133
Foreign currency translation			91,438,767	91,438,767

Balance as of December 31, 2011	$155,097,355	$1,420,848,816	$383,117,150	$1,959,063,321

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010 (restated)	2009

Cash flows from operating activities:
Net income	$114,137,133	$97,445,910	$77,473,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,284,717	9,035,968	8,753,216
Allowance for doubtful accounts

Changes in assets and liabilities:
Accounts receivable	(301,581)	(2,814,198)	(6,539,356)
Inventories	(31,613,779)	(25,918,671)	(4,909,575)
Prepaid and other current assets	493,070	280,230	93,512
Accounts payable	(5,831,419)	(12,128,737)	(10,945,564)
Tax payables	(76,905)	(189,664)	(64,047)
Accrued expenses and other current liabilities	(71,225)	(422,357)	(206,640)
Net cash provided by operating activities	86,020,011	65,288,481	63,655,528

Cash flows from investing activities:
Purchase of assets	(77,638,755)	(40,375,742)	(15,971,165)
Investments		2,336	286
Net cash used in investing activities	(77,638,755)	(40,373,406)	(15,970,879)

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Payments on Land lease	(5,297,946)	(15,885,871)	(25,597,399)
Increase (decrease) in debt	(4,641,493)	(8,575,957)	(21,997,732)
Net cash provided by financing activities	(9,939,439)	(24,461,828)	(47,595,131)

Effect of exchange rate change on cash and cash equivalents	2,155,824	1,653,486	40,160

Net increase (decrease) in cash and cash equivalents	597,641	2,106,733	129,679

Cash and cash equivalents at beginning of period	10,116,750	8,010,017	7,880,338
Cash and cash equivalents at end of period	10,714,391	10,116,750	8,010,017

Supplemental Disclosures:
Cash paid for interest	2,171,004	2,742,518	3,808,767
Cash paid for income taxes

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2011	2010 (restated)	2009

Net income	114,137,132	99,185,975	79,063,741
Other Comprehensive income:
Foreign currency translation adjustment	91,438,767	51,294,752	1,464,281
Total other comprehensive income	91,438,767	51,294,752	1,464,281

Total other comprehensive income	205,575,899	150,480,727	80,528,022

The accompanying notes are an integral part of these consolidated financial statements.

Yasheng Group
Notes to Consolidated Financial Statement

1.	Organization and nature of operations

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