Form 10-Q
period 2012-09-30
Yasheng Group
filed 2012-11-16
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

☐  Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 155,097,355 (9-30-12).

YASHENG GROUP

PART I   FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Yasheng Group
Redwood City, California

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of September 30, 2012, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Corporation’s management.

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

/S/ Gansu Hongxin Certified Public Accountants Co., Ltd. Lanzou, China
November 5, 2012

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	10,870,801	10,714,391
Accounts receivable, net	83,339,335	80,435,935
Inventories	199,149,593	140,493,163
Prepaid and other current assets	3,884,093	4,276,757

Total current assets	297,243,821	235,920,245

Equity and other investments	202,591	203,880

Property, plant and equipment, net	769,849,458	762,293,032
Construction in progress	7,271,855	7,296,943
Intangible assets, net	1,035,526,918	1,051,789,820

Total assets	2,110,094,643	2,057,503,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	37,334,278	41,030,878
Short term loans	10,723,861	13,014,014
VAT Tax payable	849,362	962,005
Current portion of long term debt	5,394,011	6,400,318
Other current liabilities	737,590	779,448

Total current liabilities	55,039,102	62,186,663

Long term debt		2,283,845
Long term payable	30,141,314	33,970,092

Total liabilities	85,180,417	98,440,600

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	370,525,248	383,117,150
Retained earnings	1,499,291,624	1,420,848,816

Total stockholders’ equity	2,024,914,227	1,959,063,321

Total liabilities & stockholders' equity	2,110,094,643	2,057,503,921

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	299,716,420	277,816,897	692,251,867	653,529,949

Cost of goods sold	254,672,361	237,332,784	603,018,952	571,708,096

Gross profit	45,044,059	40,484,114	89,232,915	81,821,853

Operating expenses:
Sales and marketing	522,638	501,943	1,236,785	1,182,004
General and administrative	1,236,931	1,114,223	2,957,753	2,759,041
Total operating expenses	1,759,569	1,616,166	4,194,538	3,941,045

Operating profit	43,284,490	38,867,948	85,038,377	77,880,808

Interest expense	39,817	568,067	1,084,519	1,839,125

Other income (expense）	23,501	-184,616	862,419	690,415

Income before income tax expense	43,268,175	38,115,265	84,816,277	76,732,098
Income tax expense

Net income	43,268,175	38,115,265	84,816,277	76,732,098

Basic earnings per share	0.28	0.25	0.55	0.49
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	84,816,277	76,732,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,680,440	6,918,603
Allowance for doubtful accounts	179,205	12,954
Changes in assets and liabilities:
Accounts receivable	-3,591,276	-259,591
Inventories	-59,544,898	-12,821,920
Prepaid and other current assets	365,618	369,617
Accounts payable	-3,428,356	-5,349,758
Tax payables	-106,559	-73,021
Accrued expenses and other current liabilities	-45,697	-63,878
Net cash provided by operating activities	26,324,754	65,465,105

Cash flows from investing activities:
Purchase of assets	-10,838,251	-59,623,227
Investments
Net cash used in investing activities	-10,838,251	-59,623,227

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Payment on land lease	-3,613,953	-4,588,211
Increase (decrease) in debt	-5,443,087	-3,892,991
Net cash provided by financing activities	-9,057,041	-8,481,202

Effect of exchange rate change on cash and cash equivalents	-273,053	3,113,805

Net increase (decrease) in cash and cash equivalents	6,156,409	474,481

Cash and cash equivalents at beginning of period	10,714,391	10,116,750
Cash and cash equivalents at end of period	16,870,801	10,591,231

Supplemental Disclosures:
Cash paid for interest	1,084,519	1,839,125
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

	09/30/2012	12/31/2011

Buildings and improvements	$99,195,352	$97,190,568
Farming facilities	90,524,800	88,529,584
Machinery and equipment	11,520,796	11,241,317
Transportation	287,789,435	281,784,651
Windbreak and Sand-break Trees	363,588,349	355,598,387
Total	852,619,203	834,344,508
Less: Accumulated Depreciation and amortization	82,769,745	72,529,158
Net	$769,849,458	$762,293,032

(k)	Intangible assets

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

The following is a breakdown of the major categories of inventories.

Inventory Breakdown	As of 9/30/2012	As of 12/31/2011
Raw material	40,465,951	27,582,045
Finished goods	104,428,704	74,191,560
Low value consumable goods	26,952,673	19,158,243
Packaging material	17,961,457	12,818,223
Maintenance material	9,340,807	6,743,092
Total	199,149,592	140,493,163

4.	China contribution plan

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

Breakdown by Subsidiary    Unit: US Dollar

	Net Sales	Net Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit
Subsidiaries	ended	ended	ended	ended	ended	ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	$334,657,608	$270,664,963	$296,119,516	$238,657,539	$39,538,092	$32,007,424
Gansu Hongtai Agricultural Technology Co., Ltd.	88,913,465	105,984,780	79,697,137	94,211,069	11,216,328	11,773,711
Gansu Xiaheqing Industrial Co., Ltd.	15,823,996	15,939,451	12,199,306	14,105,813	3,624,690	1,833,638
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	79,425,815	85,317,549	69,131,650	77,619,160	10,294,165	7,698,389
Gansu Jinta Xingsheng Industrial Co., Ltd.	88,221,303	86,883,377	74,035,665	75,003,577	11,185,638	11,879,800
Gansu Jinta Yongsheng Agricultural Development Company.	82,293,816	87,837,714	71,117,797	71,340,846	13,176,019	16,496,868
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	915,864	902,115	717,881	770,092	197,983	132,023
Totals for Quarter	$692,251,867	$653,529,949	$603,018,952	$571,708,096	$89,232,915	$81,821,853

Other segments that assist management in its analysis of the company's performance are the segments by product group, namely, agriculture, livestock and biotechnology.  The following table contains that breakout of gross profit by product group.

3 months ended 9-30-2012

	Sales	Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit	Gross Profit %	Gross Profit %
	ended	ended	ended	ended	ended	ended	ended	ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Agriculture	686,565,195	648,306,036	597,525,799	566,813,498	89,039,396	81,492,538	12.4953	12.5701
Livestock	1,237,617	1,211,610	1,110,102	1,089,417	127,515	122,193	10.3033	10.0852
Biotechnology	4,449,055	4,012,303	4,383,051	3,805,181	66,004	207,122	1.4836	5.1622
Total for Quarter	$692,251,867	$653,529,949	$603,018,952	$571,708,096	$89,232,915	$81,821,853	11.26	12.5200

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

RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Dollars (000's)	% of Sales	Dollars (000's)	% of Sales
Net Sales	$299,716	100%	$277,816	100%
Costs of Goods Sold	254,672	85.0%	237,332	85.4%
Gross profit	45,044	14.1%	40,484	14.6%
Sales and marketing expenses	522	0.2%	501	0.2%
General and administrative expenses	1,236	0.4%	1,114	0.4%
Interest expense	39	0.0%	568	0.2%
Other income	23	0.0%	-184	-0.1%
Net income	$43,268	14.4%	$38,115	13.4%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented were 6.3223 RMB to 1 USD for the nine months ended September 30, 2012 and 6.4473 RMB to 1 USD for the nine months ended September 30, 2011.

Net Sales. Sales are generated primarily from our farming operations and related side line products in China. Net sales for the nine months ended September 30, 2012 increased by $39 million, or 6% to $692 million as compared to $653 million for the nine months ended September 30, 2011. The overall increase in net sales was primarily a result of the rising prices of agricultural products attributable to increasing demand in China. We also benefited from our expanded marketing network which covers more provinces, with more distributors and direct clients.

Factors of increased sales this Spring:

1)
Food production prices on the global market were impacted by extreme weather, as the drought of 2012 spread throughout the world including France, Germany, China and the United States, with prices rising internationally.  9 counties in Gansu province sudden showers of hail weather in Aug this year, Yasheng fraction of farms affected by this year ice storm weather.

Geographically, Yasheng is located in the mountain areas of Gansu, Zhangye, Jiuquan and other regions, with large areas of drip irrigation equipment and systems which rely on snowfall water from the Qilian Mountains, making the sub-areas of agricultural land unaffected by the drought, while the autumn harvest of grain, fruits, vegetable, etc. sales price increased.

2)
Depreciation of the dollar. Food, oil and other raw materials in the international market are priced in U.S. dollars. The average exchange rates for the periods presented were 6.3223 RMB to 1 USD for the nine months ended September 30, 2012 and 6.4473 RMB to 1 USD for the Nine months ended September 30, 2011; .

3)
International momentum of recent skyrocketing food prices, international corn prices soared 50% has raised to record highs, soybean and wheat prices also rose about 30% that since June of this year the data show.

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production, the increase in cost is mainly due to the growth in the net sales.

Gross Profit and Gross Margin. Our gross profit for the nine months ended September 30, 2012 increased by $7.4 million or 9.1% to $89.2 million from $81.8 million for the nine months ended September 30, 2011. The improved margin was primarily a result of the growth in the net sales.

Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2012 increased by $54,781 or 5.0% to $1.24 million as compared to $1.18 million in the nine months ended September 30, 2011.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2012 increased by $198,712 or 7.2% to $2.96 million from $2.76 million for the nine months ended September 30, 2011.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expenses and Other Income. Our interest expense for the nine months ended September 30, 2012 decreased by $754,606 or 41% to $1.08 million as compared to $1.8 million in the prior nine months ended September 30, 2011. Our other income for the nine months ended September 30, 2012 increased by $172,004 or 25% to $862,419 as compared to $690,415 in the prior nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $10.71 million and working capital of $242 million. This compared to cash and cash equivalents of $10.12 million and working capital of $152 million as of September 30, 2011. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Nine Months Ended September 30th
	2012	2011
Net cash provided by operating activities	26,324,754	65,465,105
Net cash used in investing activities	-10,838,251	59,623,227
Net cash used in financing activities	-9,057,041	-8,481,202
Effect of foreign currency translation on cash and cash equivalents	-273,053	3,113,805
Cash and cash equivalents at beginning of the period	10,714,391	10,116,750
Cash and cash equivalents at end of period	16,870,801	10,591,231

Net cash provided by operating activities was $26 million for the nine months ended September 30, 2012 as compared to $65 million for the nine months ended September 30, 2011. Net cash used in investing activities was $11 million for the nine months ended September 30, 2012 as compared to $60 million for the nine months ended September 30, 2011. Net cash used in financing activities was $9 million for the nine months ended September 30, 2012 compared with $8.48 million for the nine months ended September 30, 2011.

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

Off-Balance Sheet Arrangements

As of September 30, 2012 and for the three months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

In our last annual report for fiscal year 2010, we concluded our disclosure controls and procedures were not effective because we did not timely file our periodic reports. However, on August 13, 2010 we completed filing our past due periodic reports. What’s more, the company took active actions to remedy its disclosure controls and procedures, including but without limitation to, allocate more management and financial personnel with U.S. GAAP experience and outside financial counsels as well as supporting staff, to maintain and reinforce our internal controls and procedures. We monitor the disclosure controls and procedures through our internal self-assessments program. As a result, our reports have been filed on a timely basis after we finished filing our past due reports. Based on their evaluation notwithstanding the improvements, our Chief Executive Officer and Principal Accounting Officer concluded that as of December 31, 2011, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

As a Smaller Reporting Company, the Company is exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 which requires the independent auditor of a public company to issue an attestation report on the Company’s internal control over financial reporting and management’s assessment of those controls under Section 404(a).

Item 4.	Controls and Procedures. - continued

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

Lack of PCAOB Auditor Oversight Risk and Concerns

As a public company, we are required by the Sarbanes-Oxley law to be audited by a PCAOB registered auditor.  Our auditor is based in China and has registered with the PCAOB.  One of the requirements of this registration is to be inspected on a periodic basis by the PCAOB.  These inspections include reviewing of the actual audit work papers prepared by our auditors as well as a review of the quality control procedures of our auditor.  The SEC and the PCAOB are endeavoring to arrive at a mutual understanding as to auditor inspections with the Chinese Government.  The Chinese government up until the filing of this quarterly report has not fully allowed the PCAOB inspectors to review the work papers of our auditor, although progress is being made.

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

November 16, 2012

                      YASHENG GROUP

By: /s/Changsheng Zhou

Changsheng Zhou, Chief Executive Office