Form 10-K
period 2012-12-31
Yasheng Group
filed 2013-03-27
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed fiscal year, June 30, 2012, was $5,464,404. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of December 31, 2012 was 155,097,355.

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

Our food and agro-byproducts are processed primarily from premium specialty agriculture products grown in Northwest China in six agricultural product categories: fresh fruits, vegetables, field crops, specialty crops, seeds and eggs. We have been producing our award winning premium specialty agriculture products for over 30 years.  We harvest our crops through farms that we own and from collective farm operators. Our primary product offering includes over 30 major agriculture products under 6 product categories with the major products including: field crops: cotton, corns, barley, wheat, flax, alfalfa; vegetables: onions, potatoes, beet, and peas; fruit: apples, pears, apricots: specialty crops: hops, wolfberries, cumin, liquorices; seeds: black melon seeds, sunflower seeds, corn seeds, flax seeds; poultry: eggs.  We also produce many additional fresh fruits and vegetables which supply the local and provincial markets. We generated approximately 21.5% of our revenues from field crop based products, 13.6% from vegetable based products, 35.3% from fruits, 18.1% from specialty crops, 9.3% from seeds, and 1.9% from poultry products and the residual from other production during the year ended December 31, 2012.

We sell our products through an extensive nationwide sales and distribution network covering 18 provinces and over 115 cities in China.  As of December 31, 2012, we have approximately 218 distributors and 33 direct clients. Our products are also sold directly to food processors as well as processed within our company and then resold to supermarkets or other distributors, or further processed into retail food products.  We also sell many of our fresh products within Gansu province as well as nationally to food processors and distributors, or directly to the supermarkets. Our customers are based primarily in China and include national and international leading companies.  Our products are also sold as feed for livestock, ingredients for Chinese traditional medicines as well as other important ingredients in the food industry.

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

Our net sales for the year ended December 31, 2012 was $993 million. Our gross profit for the year ended December 31, 2012 was $133.2 million. Earnings per share for the year end December 31, 2012 were $0.82 per share.

Our principal executive office is located at 805 Veterans Blvd., #228, Redwood City, CA 94063. Our telephone number at our U.S. executive office is (650) 363-8345.

ITEM 1 — BUSINESS - continued

Corporate History

YaSheng Group was incorporated and established in 2004 by Gansu YaSheng Salt Industrial Group, Ltd (“Gansu YaSheng”). The Company was approved by the Chinese Ministry of Commerce as “China Oversea Investment Enterprise”. Gansu YaSheng is our largest shareholder and owns approximately 78% of our outstanding common stock.

In 2004, GanSu YaSheng established YaSheng Group to access the U.S. public markets and international markets, to implement its expansion plans, and acquired Nicholas Investment Company, Inc., a Nevada corporation.

In 2010, we established Yasheng American Trade Company as our subsidiary, with the intention to improve our efficiency and strengthen our internal controls. The new company will manage our products sales and investment.

In 2010, we established Yasheng Commodity Trading, LLC as our subsidiary, which will help to trade futures and agricultural commodities.

In 2010, YaSheng Group is listed on the OTCQB as a U.S. registrant and also being dually listed on the Deutsche Bцrse Exchange, which will facilitate the Company’s access to global capital markets.

In late 2012 and early 2013, we formed three new subsdiaries to further our plans for expansion.  See corporate structure below for details.

Corporate Structure

We conduct our operations in China through our eight operating subsidiaries, and their numerous operating subsidiaries in China as described in further detail below.

1.          Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd.   Founded in 1997, Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd (“Gansu Tiaoshan Group”) is located in Jingtai County, Baiyin City, Gansu Province.  It has over 160th mu (Chinese mu is equal to 1/15 of a hectare or 1/6 of an acre) arable land. Its operating subsidiaries as described below primarily grow, process and sell products such as cotton, corn, barley, wheat, potatoes, beet, apple, pear, apricot, medlar, flax seeds, black seeds, sunflower seeds, corn seeds, eggs, agricultural and cement.  The Tiaoshan Brand fruits have won numerous national and provincial awards as well as the Chinese Prestigious Product Award and its potato, apricot, crispy pear, and Fuji apple have been granted organic food by the China Organic Food Development Center. The Gansu Tiaoshan Group is certified as an A level national production base for organic food and fruits. The Gansu Tiaoshan Group is recognized by the Ministry of Agriculture as a demonstration farm (a model farm) and quality-trace experimental enterprises for environment-friendly agricultural products. The Gansu Tiaoshan Group consists of the following operating entities:

•
Gansu Baiyin Agriculture and Reclamation Company – Cement Factory. The factory’s (formerly the state-owned Tiaoshan Farm Cement Plant) main products include the "Tiger-Hunting Mountain" brand class 42.5 and class 32.5 R level ordinary Portland cement, with an annual capacity of 67,000 tons. The class 32.5 R level ordinary Portland cement has passed the ISO9001 quality system authentication and has been sold in many China places such as Lanzhou, Qinghai, Ningxia, and Inner Mongolia. Over the years, the factory has enhanced its technological expertise through continuous product development and the introduction of advanced equipment and technologies. Microcomputer technology and automation control devices have been used on all fronts. The production model has been known for the following characteristics: low in consumption, high in production, high quality, and environment- friendly. The factory has in place a complete and thorough quality testing system, a well-designed and executed testing procedure, and is known for its stable product quality. The plant has received many honors and awards including the "Gansu Province Cement Industry Superior Quality Enterprise" title.

ITEM 1 — BUSINESS - continued

•
Gansu Agriculture & Reclamation Seeding Co. Ltd. was established in June 1998 and is an implementation unit for World Bank's seeding-commercializing loan project. It is a medium-size enterprise that integrates production, processing, sales, storage, and scientific research. Gansu Agriculture engages in activities such as crops, flowers and plants, forage grass seed, and to a lesser extent related thereto technical consultation and information service, training, production technology guidance, and agricultural chemicals. Gansu Agriculture has a quality control department, a sales department, a production field, a potato research institute, and a seed processing factory (with a processing capability of 12,250 tons per year and 5 tons per hour). In 2006 the company invested 2 million Yuan and completed a 500 ton per batch baking facility. The seed product sells nationally to more than ten provinces and cities and exports to Japan. Gansu Agriculture   pursues the "quality and credibility first" principle and puts great emphasis on technology and innovation. In 2002, Gansu Agriculture won an award as one of the Top-10 enterprises in Gansu for seed quality. In 2003, Gansu Agriculture passed the ISO9001-2000 authentication on quality control and the ISO14001 authentication on environment governance. Gansu Agriculture's product quality has improved continuously while becoming more effective and more environment-friendly.

•
Tiaoshan Jialv Hops Co., Ltd., was founded in 1982 and for the next 20 years or so mainly engaged in the production of hops. From 1989 to 2001, Tiaoshan Jialv Hops Co. revenues increased due to a rising market and product quality. From 2002 to 2004, Tiaoshan Jialv Hops Co. started to lose market share and customers to other farms in the west due to poor hops quality. In 2006, we began to shift our production from small collective farms to large scale field industrial cultivation.

•
Tiaoshan Kexing Forest & Fruit Co. was established in June, 1998 as part of the Gansu Tiaoshan Group, one of Ministry of Agriculture's first experimental modern enterprises. The Tiaoshan Kexing Company is primarily a fruit production enterprise. Its main products are apricots, apples, and pears. The company has passed the ISO14001 authentication.

•
Tiaoshan Shuangfeng Agricultural Co. Ltd. is located near the edge of the Tengger desert and can be easily accessed from Gansu, Qinghai, and Ningxia. It is 171 km north of Lanzhou and enjoys convenient road/railway transportation. Currently the company owns 65,500 mu in land which has adopted advanced drip irrigation technology introduced from Israel. Its main products include seeding corn, seeding wheat, and potatoes.

•
Jingtai Tiaoshan Xinglong Forest & Fruit Co., Ltd., was founded in 1998, and currently has 4,315 mu in fruits plantation and 332 family farm households.  The company is a forest fruit production enterprise that specializes in the production of high-quality pears.  Its primary products include pears, apricots and apples.  In 2002, the company developed 766 mu in high-quality pears and 775 mu in high-quality apricots.  In 2004, it developed 879.9 mu in high-quality pears.  Fruit production has improved from 2,000 kg per mu in the 1990s to a current level of 3,000 kg. Production rates also improved from 50% to a current level of 80%.

•
Jingtai Tiaoshan Poultry Cultivation Co., Ltd was founded in 1985 and currently owns 8 egg hen houses and 5 nurturing houses. The company is mainly engaged in laying hens raising, feed processing and sales, domestic animal anti-epidemic service and high-tech development, and grain and oil processing and sales. There are 2 major varieties, Hailan and Haisai.  Both produce brown eggs also known as red-skin eggs.

•
Jingtai Tiaoshan Yafei Forest & Fruit Co., Ltd.   The company is mainly engaged in the processing and sale of fruits. It is one of the A level national "organic fruit" production bases with approximately 23, 700 mu in land. Among other things, our orchards occupy an area of 15,000 mu, including 9,500 mu of pear orchard, 2,100 mu of apple orchard, and 1,600 mu of apricot orchard, which have a capacity of producing 37,000 tons of various fruits every year. We primarily produce “Zaosu Pear”, “Huangguan Pear”, “Huangjin Pear”, “Fuji Red Apple”, “Dajie Apricot” and candied fruits with the “Tiaoshan” brand and sell to Gansu, Interior Monglia, Ningxia, Qinghai, Henan, Shenzhen, Hong Kong, Macau and Northeast Asian countries. Yafei has long been recognized as “National Grade A Green Food Production Base”, “National Green Agriculture Model Enterprise”, “National Non-Environmental Damage Agricultural Product Model Base Farm”, “Gansu Province Agriculture Industrialization Leading Enterprise” and, “National Modern Reclamation Model Region” since 2004.

ITEM 1 — BUSINESS - continued

•
Jingtai Tiaoshan Yuanfeng Agricultural Co., Ltd.  Founded in 1989, the company currently owns 21,585 mu in land, including 18, 332 mu of arable land. It is a medium-size modern agricultural enterprise that integrates production, operation, and sales. It is a demonstration (for other farms to learn agro – tech methods) farm known nationally for environment-friendly agricultural products. The company has passed the ISO14001 environment management system authentication.   Its main products include corn breeding, processing onion, and sweet corn. The national organic food development center has certified many of Jingtai Tiaoshan Yuanfeng Agricultural Co.'s products as "organic food".

Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd.

Registration authority： Gansu Provincial Industrial and Commercial Administration Bureau
The Business License (Provincial Level) was issued by Gansu Provincial administrative Bureau for Industry and Commerce

Legal Domicile:  Taiyu Road No. 68, Tiaoshan Town,  Jingtai County,  Gansu Province

2.             Gansu Xiaheqing Industrial Co., Ltd.   Located in the Xiaheqing District, Jiuquan City, Gansu Corridor, it is north of the Qilian Mountain, in the middle of the Fengle River silts alleviation – the proluvial fan, east longitude 9850-9858', north latitude 3933'-3936', elevation 1368 meters. With the temperate zone dry climate, it has long sunny days and big temperature difference between day and night, and as well as good light and heat conditions. Therefore, it is worldwide recognized as the “golden mile” for hops planting.

Its operating entities, as described below, include Qingsheng Rural Firm, Hongjian Rural Firm, Bianwan Rural Firm, Green Star beer raw materials Company, Lvjia hops company, Maiguan beer raw materials Company. Xiaheqing mainly grows, processes and sells products such as cotton, corn, malt, onions, potatoes, sugar beet, hops and corn seeds.

In 1998, Xiaheqing introduced the most advanced drip irrigation technology from Israel and established the 23,200 mu drip irrigation water-conservation model zone which is the largest in Gansu. In 2001, it introduced the most advanced cultivation pattern from U.K. and established a mechanized 2,000-mu net-wall hop garden. With the two great Czechoslovakian-made hops picking machines, one large-scale clearing and selecting line, the entire net-wall hops garden became mechanized.

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

ITEM 1 — BUSINESS - continued

•
Jiuquan Bianwan Agricultural Trading Co., Ltd ., formerly a state-operated farm, merged with Xiaheqing farm in 1971 and then further merged with Yasheng Group in 1997. It has a total land of 65,000 mu, including 2,545 mu of arable land and 1,465 mu for hops production.  Jiuquan Bianwan is located at the suburb area of Jiuquan where the transportation is convenient and the local climate is considered suitable for crops breeding and plantation. The company's main products include hops, brewer's barley, cotton, safflower and onions. The company’s hops enjoy great reputation and are nationally known for world-leading quality and high output. The company has become a long-term supplier for the Tsingtao Beer Group, the Yanjing Beer Group and some other beer manufacturers. The company takes pride in the implementation of advanced technology. In 1998, the company introduced from Israel the most advanced drip irrigation equipment and technology. By introducing some of the best-selling variety of hops and having a state of the art processing facility, the company believes that it has greatly improved its prestige and competitiveness in both domestic and international market.

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
Legal Domicile: Aviation Road No. 2, XiaHequing, Jiuquan City, Gansu Province

3.             Gansu Jinta Yongsheng Agricultural Development Company .  Gansu Jinta Yongsheng Agricultural Development Company is located in Jinta County, Jiuquan City, Gansu Province, founded in 1996.  Yongsheng mainly grows, processes, and sells products such as cotton, onions, apples, pears, apricots, and sunflower seeds. It has over 1,400 employees and approximately 19,000 mu of arable land.

Registration Authority:  Jinta County-Level Administrative Bureau for Industry and Commerce, Gansu Province

Legal Domicile:  ShengDian, Jinta County, Gansu Province

4.             Gansu Hongtai Agricultural Technology Co., Ltd.   Gansu Hongtai Agricultural Technology Co., Ltd. is located in Gao Tai County Zhangye City, Gansu Province, founded in 1999. It has over 1,700 employees and approximately 19,900 mu of arable land. Hongtai mainly grows, processes and sells products such as cotton, corn, barley, onions, potatoes, apples, pears, apricot, wolfberry, cumin, and licorice

Registration Authority:  Jiuquan Prefectural Administrative Bureau for Industry and Commerce.  The business license was issued by Jiuquan Prefectural Administrative Bureau for Industry and Commerce, Gansu, Province

Legal Domicile:  Aviation Road No. 2, XiaHeqing, Jiuquan City, Gansu Province.

ITEM 1 — BUSINESS - continued

5.             Gansu Jinta Yuantai Commercial Trading Co., Ltd.    Gansu Jinta Yuantai Commercial Trading Co., Ltd is located in Jinta County, Jiuquan City, Gansu Province, founded in 1999.  It has 175 employees. The company mainly grows, processes, and sells products such as barley. The company is also a commercial enterprise that engages in the buying and selling of agricultural and subsidiary products as well as the supply of agricultural production materials. During the season, the company sends representatives to places such as Jiuquan, Zhangye, and Wuwei to set up purchasing/sales centers. Annual average purchase of brewer's barley is about 10,000-30,000 tons; annual purchase of chemical fertilizers and other materials is about 30 tons.

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

Legal Domicile:  12/F, East of Yasheng Bldg. 105 Qin’an Road, Chengguan, Lanzhou, Gansu Province.

Three new subsidiaries

Rouge Mountain Mining Group Corp (AZ)

On November 21, 2012, we formed Rouge Mountain Mining Group Corp. in Arizona.  This subsidiary is an exploration stage company formed to develop mining claims in La Paz County, Arizona and to facilitate future joints ventures with other mining companies in the United States.  This new subsidiary has no operations yet.

Registration authority: State of Arizona, File number: 1805099-3
Legal Domicile: 490 Moon Mountain Ave. #111, Quartzite, AZ 85346

ITEM 1 — BUSINESS - continued

Lemco Yasheng LLC

We entered into a Letter of Intent dated November 1, 2012 with LEMCO Investments Limited, (the BVI and the UK), whereby both parties expressed an interest in forming a joint venture to explore opportunities of mutual interest for the development of land-use and forestry conservation projects, including industrial agriculture, carbon emissions reductions and other forms of payments for environmental services on lands primarily in Latin America owned or controlled by LEMCO.

On January 25, 2013, the Company formed Lemco Yasheng LLC to facilitate the joint venture once executed. The company is in its due diligence phase of the endeavor.

Registration Authority: State of California, entity number: 201306310223
Legal domicile: 805 Veterans Blvd, #225, Redwood City, CA 94063

Yasheng Greenphil LLC

We entered into an agreement in September 2012 with Greenphil Agua-Culture & Hydroponics Holding, Inc (Manila, Phillippines) and Greenphil Aqua-Culture & Hydroponoics, LLC (California), where all parties expressed an interest in forming a joint venture to conduct business development in the Republic of the Philippines.  This business will include agua-culture and hyrdopononics, farming, mining and other projects.

February 8, 2013 the Company formed Yasheng Greenphil LLC to facilitate the joint venture once executed. The Company is in its due diligence phase of the endeavor.

Registration Authority: State of California, entity number: 20304210136
Legal Domicile: 805 Veterans Blvd., #228, Redwood City, CA 94063

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

Over the past three decades, the PRC agricultural sector has been fundamentally restructured. Agricultural production and farm household income has grown rapidly, due to a large extent to agricultural reforms undertaken by the government. Beginning in 1978, a series of institutional reforms significantly transformed a collectivized planned agricultural sector into something resembling a capitalist structure. The crucial milestones have been the abolition of the communal property base, the introduction of the household contract responsibility system, price and market liberalization, the revision to the Land Administration Law in 1998, and China’s admission to the World Trade Organization (WTO) in 2001.  The farm household correspondingly has become an active agent in the marketplace in contrast to a passive production unit in the planned economy

In addition to the undertaken agricultural reforms and favorable policies, the Chinese government increasingly allocates more financial resources to “Villagers, Countryside and Agriculture”. The Chinese government also determined that in 2011 it will apportion $150 billion dollars into “Villagers, Countryside and Agriculture”, an increase of $20 billion dollars over the previous year, which helps to enhance the construction of agricultural infrastructure with a focus on water resource facilities,  continue improving livelihood in rural areas, and increasing peasant incomes. Further, Chinese Central Bank specifically arranged $1.5 billion more to refinance agricultural enterprises in the Northwest (including Gansu Province) which were adversely affected by the drought in 2010, thus supporting the agricultural harvests for next year.

ITEM 1 — BUSINESS - continued

International food prices in 2012 rose significantly.  The data collected on international food prices showed that since June 2012, international corn prices rose by 50 percent, which have risen to a record high.  In addition, soybean and wheat prices also rose by about 30 percent.  Because of serious crop failure in the United States and other major food exporting countries are suffering from drought, summer food prices in the Northern Hemisphere in 2012 rose, which triggered a repeat of food crisis that first arose in 2008.

The USDA announced on August 8, 2012, that seriously affected by persistent drought and other natural disasters, there are 44 new counties in 12 states had been identified as a major disaster area of natural disasters.  As of August 5, 2012, the share of soybean plants that are expected to be harvested in the United States as "very poor" and "poor" had risen by 39%, which exceeds the magnitude of the disaster in 1988.  Russia, Ukraine, Kazakhstan and other major grain-producing countries also saw different degrees of dry weather.

The Food and Agriculture Organization of the United Nations has predicted recently that global food prices will remain high in 2013. Under the current situation of low food storage, if there happens to be poor global harvests, a new round of price increases may probably occur.

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

ITEM 1 — BUSINESS - continued

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

We plan to invest up to and in excess of $100 million to acquire speculative mining claims whose exploitation may never be possible if we don’t obtain the permits required by law and regulation and/or which may not be capable of being mined in a manner that permits the sale of the extracted minerals at a price in excess of the costs of extraction and/or processing and transportation. How the mining claims may be treated for financial reporting purposes will depend on the proven reserves of each such set of mining claims, costs of extraction and applicable federal and state securities and accounting laws. However, the entire investment will not have a material effect on the overall financial strength of the Company in case the investment therein is lost or not recoverable. Any such venture will not cause us to violate any covenant in any borrowing or investment agreements. It will neither restrict our extensive operations in China nor our expansion and will not have a material effect on the share value of our shareholder’s common stock. While there are high risks involved in pursuing the acquisition and exploitation of mining claims and mining operations, there is also the potential for high rewards. We have sought the advice and counsel of recognized professionals involved in the mining industry to assist us in our evaluation of mining prospects brought to us by brokers and to document and guide us in any mining venture we might become involved with.

ITEM 1 — BUSINESS - continued

Yasheng has successfully completed the first shipment of its Angel Star infant formula from the United States to China. Angel Star infant and toddler formulas are composed of milk ingredients sourced from high quality U.S. suppliers – all of which are under stringent USDA/FDA inspections. Other key ingredients are sourced from US suppliers known to produce the highest quality/purity ingredients. All facilities that produce process or package Angel Star products conform to USDA and FDA inspection and license requirements.

Yasheng group sells its products through an extensive nationwide sales and distribution network covering 18 provinces and over 115cities in China. The company has approximately 218distributors and 33 direct clients.

“With about 16 million births a year, China is one of the world’s largest markets for baby food and infant formula, representing around 23 percent of the $41 billion global market, according to a recent study published by Euro monitor International, a research firm in London.”

We intend to become a global leader by placing assets, revenues, and operations in several key geographical locations that will allow a balance of business. This balance will enable us to fluctuate with changing market demands and conditions, and place safeguards and position us to quickly make strategic decisions on profitability on a timely basis.

BUSINESS SEGMENTS

Our businesses primarily consist of farming and, to a lesser extent, cement manufacturing.   Our farming and food related products/premium specialty deep processed food and agricultural byproducts  contain numerous operating divisions that produce, process, market and distribute a variety of premium agricultural products grown in Northwest China.  As such, with the exception of Gansu Baiyin Agriculture and Reclamation Company, all other subsidiaries of the Company are primarily agricultural enterprises.  Included in our consolidated financial statements are results from the Company’s cement manufacturing business operations. For the years ended December 31, 2012 and 2011, this business contributed revenues totaling $6.75 and $6.12 million, respectively, which represents less than 1% of total consolidated sales for either year. The business volume of this segment has been and is expected to continue to remain relatively constant and is not significant to warrant separate segment reporting.  See Item 7.  Management’s Discussion and Analysis of Financial Condition & Results of Operations.

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

ITEM 1 — BUSINESS - continued

Our primary product offering includes over 30 agriculture products under the following six areas.

•	Field Crops: Cotton, Corn, Barley, Wheat, Flaxseed, Alfalfa
•	Vegetables: Onion, Potato, Beet, Pea
•	Fruit: Apple, Pear, Apricot
•	Specialty Crops: Hops, Wolfberry, Cumin, Hemp, Liquorices Root
•	Seeds: Black Melon Seeds, Sunflower Seeds, Corn Seed, Flax Seed
•	Poultry: Eggs

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

We generated approximately 21.5% of our revenues from field crop based products, 13.6% from vegetable based products, 35.3% from fruits, 18.1% from specialty crops, 9.3% from seeds, and 1.9% from poultry products and the residual from other production during the year ended December 31, 2012.

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

•	Animal Husbandry division consists primarily of eggs to be sold fresh and or packaged to wholesale food markets for resale to consumers.

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

We currently sell our products to both distributors and direct customers across 18 provinces in China including: Gansu, Shanxi, Beijing, Shandong, Liaoning, Guangdong, Tianjin, Shanghai, Ningxia, Qinghai, Hebei, Inner Mongolia, Xinjiang, Jilin, Hubei, Guizhou, Xizang, and Hainan.  At December 31, 2012, we had approximately 218 distributors and 33 direct customers in China. We export our products indirectly through the Chinese companies with import and export qualification and licenses.

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

We typically enter into annual contracts with some of our distributors that are renewed at the beginning of the year.  We maintain stable relationships with our distributors, and many of them have been our distributors for more than three years. No customer or distributor accounted for more than 10% of our total revenue in fiscal year 2012.

We set up a trading company in 2010 to manage foreign investment and incoming revenues from overseas businesses and as well as to set up a new product development, sales, and marketing entities with domestic and international administration consolidated into the company. We believe that it will strengthen our sales and marketing, particularly the exporting of products.

RESALE SUPPLIERS

During the year ended December 31, 2012, we derived a substantial portion of the materials from which we produce our products for resale from many suppliers in Gansu and Northern China.  Dependence upon a limited number of suppliers poses business risks, which is one reason that we have a diverse choice of vendors for our operations. These suppliers make up seed, animal feed, fertilizer, agro business materials, incidental construction materials, and other related agriculture industry supplies companies.

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

•
Extensive Sales and Distribution Network.  Our extensive sales and distribution network allows us to reach a wide range of customers all over the nation. As of December 31, 2012 we had approximately 218 major regional distributors in 18 provinces. Our distributors sell our products through their own network in the region to their various customers, including food processors, supermarkets and wholesale stores. We have a stable and effective group of distributors who helped to sell our products all over China.

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

CARBON CREDIT GENERATION AND TRADING

Liu Yanhua, a member of China's National Climate Change Expert Committee, said at the CEC Economic Situation in 2011 and Analytical Prediction Meeting of Electric Power Development held on March 26, 2011 that, in the eyes of many developed countries, China is likely to become the world's largest carbon market in the future.  It is understood that in 2009, the market value of the global carbon market reached $144 billion and in 2010 it reached $150 billion.  People in the carbon industry estimate that the global carbon market turnover is expected in 2013 to outnumber oil for the first time and that by 2020 the global carbon market will grow to $3.5 trillion. Global carbon trading in 2013 is expected to outnumber oil for the first time.

In tackling climate change, whether the negotiation situation China is facing or domestic policy preparation, China is facing increasing pressure to deal with changing climate situations. Liu Yanhua stated he expects that the international community will form carbon market rules in the future that are similar to the WTO rules. In order to gain the initiative, China needs to intensify the policy preparation in encouraging the carbon finance market.

ITEM 1 — BUSINESS - continued

It is understood that China's GDP accounted for 7% of the world in 2009, but emissions accounted for more than 20% of the world's total. The people in the carbon industry predict that China's total emissions in the future are likely to rise from nearly 7 billion tons to10 billion-12 billion tons.

It is understood that the global carbon market turnover was more than $120 billion in 2009, almost equal to the amount of oil trading.  Europe has become the world's largest carbon buyer.  In 2009, Europe's transaction volume reached 6.2 billion tons of carbon dioxide emissions equivalents, which accounted for 73% of the total global trading. In 2009, the weighted average of the prices of carbon trading around the world increased by 17% over 2008, rising to $17.9 from $15.3 per tons of carbon dioxide equivalent.  The weighted average carbon price increased by 6.6% in 2010, from $17.9 per tons of carbon dioxide equivalent in 2009 to $19.1 per tons of carbon dioxide equivalent in 2010. In 2011 the carbon price dropped to a record low, but due to having stimulated liquidity, deal activity increased sharply, so that the market value of the global carbon market in 2012 increased by 4% compared to 2010 and the transaction value of European Union Carbon Trading System rose to $130.9 billion, an increase of 6% over 2010.

Currently, China is the world's largest seller of carbon credits. According to World Bank estimates, the CDM projects in China account for more than 50% of the world's total demand.  As of the third quarter of 2011, China issued over 400 million tons of Certified Emission Reductions(CERs), which is the biggest seller of  international carbon emissions trading market. Currently, the CDM projects in China are mainly for "export".  The domestic market in China is almost zero.

We entered into a Letter of Intent dated November 1, 2012 with LEMCO Investments Limited, (the BVI and the UK), whereby both parties expressed an interest in forming a joint venture to exploring opportunities of mutual interest for the development of land-use and forestry conservation projects, including industrial agriculture, carbon emissions reductions and other forms of payments for environmental services, on lands owned or controlled by LEMCO in Latin America.

Location and operations

We intend to conduct this business through Lemco Yasheng LLC which we formed in January of 2013 to facilitate the joint venture with LEMCO Investments Limited, (the BVI and the UK) once the joint venture is executed.  Lemco Yasheng LLC is still in its due diligence phase of the endeavor and has not made a final decision on how and when it will proceed. Under the proposed joint venture, Yasheng will provide Lemco Yasheng LLC with strategic agricultural management for sustainable use, forestry conservation, new tree plantation, mineral mining, and environmental services including the sale of carbon credits on the China Environment and Carbon Exchange.

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

ITEM 1 — BUSINESS - continued

Trademarks

We own eight PRC registered trademarks, "YASHENG", "TIAO SHAN", "XIA HE QING", "LV JIA", "XING WEI", “LIN DAN”, “JING TAI”, “TAI YU” “ JIUAN” “ANGEL STAR”

EMPLOYEES

As of December 31, 2012, we had over 15,000 employees. The majority of employees are based in China, and approximately 6 employees or contract employees are based in our U.S. headquarters.   Some of our employees in China are members of a labor union.  Among all the employees, approximately 73% employees are farm workers, 9% employees are salespeople, 5% employees are management staff, and 13% are technical staff.

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

ITEM 1 — BUSINESS - continued

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

ITEM 1 — BUSINESS - continued

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

ITEM 1 — BUSINESS - continued

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

We have no business experience in mining ventures and carbon credit trading and generation and we may lose our entire investments in those new business ventures that we plan to undertake in 2013.

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

The agricultural market competition has become more intense, and the prices of agricultural production materials such as machinery, fertilizers, pesticides etc. which are necessary for agricultural production are increasing rapidly, which has caused a certain pressure to ours.  We may not succeed in addressing these risks by improvement to agricultural product varieties and adjustments to improve the yield and quality.

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

The funds required for the future development strategies and funding sources may not be raised.

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

ITEM 1A — RISK FACTORS - continued

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

Substantially all of our revenues are earned by our People’s Republic of China subsidiaries. However, People’s Republic of China regulations restricts the ability of our People’s Republic of China subsidiaries to make dividends and other payments to their offshore parent company. People’s Republic of China legal restrictions permit payments of dividend by our People’s Republic of China subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with People’s Republic of China accounting standards and regulations. People’s Republic of China laws and regulations allow each of our subsidiaries to allocate at least 10% of our annual after-tax profits determined in accordance with People’s Republic of China GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Payment to the statutory general reserve fund is at our discretion.  Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.

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

Lack of PCAOB Auditor Oversight Risk and Concerns

As a public company, we are required by the Sargbanes-Oxley law to be audited by a PCAOB registered auditor.  Our auditor is based in China and has registered with the PCAOB.  One of the requirements of this registration is to be inspected on a periodic basis by the PCAOB.  These inspections include reviewing of the actual audit work papers prepared by our auditors as well as a review of the quality control procedures of our auditor.  The SEC and the PCAOB are endeavoring to arrive at a mutual understanding as to auditor inspections with the Chinese Government.  The Chinese Government up until now has not allowed the PCAOB inspectors to review the work papers of our auditor.

Regular inspection by the PCAOB of public company auditors was one of the cornerstones of the Sarbanes-Oxley law.  The lack of inspections is contrary to US law and deprives the current and future shareholders of any and all benefits that would be derived by this important oversight of auditors.  This lack of oversight and the added expense associated with the inspections also puts any US based audit firm in a distinct disadvantage when competing with a Chinese based audit firm for work in China.

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

ITEM 1A — RISK FACTORS - continued

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

As a U.S. public company we are subject to the U.S. securities laws, including Sarbanes-Oxley Act of 2002, and we have and may continue to incur significant costs and utilize our resources to comply with such laws.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

The Company received a letter from the SEC dated November 15, 2012 stating that the SEC had completed its review of our 10-K filings for the years ended December 31, 2010 and 2011.  This letter was uploaded to the SEC web-site and is included herein by reference.

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

              In the US, we own 81 acres in the Southern California Logistics Airport land at U.S. Highway 395 and California 58 at Kramer Junction, California.

We have staked an additional 48 placer mining claims covering 960 acres in La Paz County, Arizona near the Plomosa Mountain load and placer claims the company optioned in 2011. The Plomosa Mining District is characterized by linear mountain ranges separated by alluvium-filled basins.

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTCQB (OTC Markets Inc.) under the symbol “YHGG”.  The following table shows the range of the high and low bid for our common stock as reported by OTCQB for each quarterly period within the two most recent fiscal years is set forth below:

	Bid Prices
	High	Low
2012
Quarter ended December 31, 2012	$0.70	$0.33
Quarter ended September 30, 2012	$0.58	$0.35
Quarter ended June 30, 2012	$0.70	$0.40
Quarter ended March 31, 2012	$0.90	$0.50

2011
Quarter ended December 31, 2011	$1.50	$0.55
Quarter ended September 30, 2011	$1.67	$1.24
Quarter ended June 30, 2011	$1.94	$1.25
Quarter ended March 31, 2011	$2.74	$1.50

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Our common stock also trades on Deutsche Bцrse under the symbol "YSF.DE". Investors should be aware of the fact Deutsche Bцrse is subject to the high Europe-wide transparency standards and strict provisions for investor protection on EU-regulated markets.

Stockholders

As of December 31, 2012, the number of stockholders of record was approximately 345, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

Our product offerings are comprised of over 30 agriculture products within six primary product types. Some of our major products include Field Crops: cotton, corns, barley, wheat, flax, alfalfa; Vegetables: onions, potatoes, beet, and peas; Fruit: apples, pears, apricots: Specialty Crops: hops, wolfberries, cumin, liquorices; Seeds: black melon seeds, sunflower seeds, corn seeds, flax seeds, hemp seeds; Poultry: eggs. We also produce many additional fresh fruits and vegetables which we supply to local and provincial markets.

We generated approximately 21.5% of our revenues from field crop based products, 13.6% from vegetable based products, 35.3% from fruits, 18.1% from specialty crops, 9.3% from seeds, and 1.9% from poultry products and the residual from other production during the year ended December 31, 2012.

The following discussion of our operating performance is based upon the 2012 and 2011 financial statements and the agriculture industry within the PRC.

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

Product Offering and Pricing. Agriculture products have been and are expected to remain our primary product base. We are a national strategic commodity supplier for China and continue to expand into high end markets with quality agriculture products. Our product pricing remains competitive principally because of our vast amount of resources, available low cost labor, high tech agriculture practices, and long standing relationships with our customers. In the future we plan to continue to focus on higher margin deep processed products and have begun implementing a strategic plan to expand our product line with by-products from our core cultivated agro raw materials such as hops extract, flavorings, deep potato processing, organic fertilizers, animal feeds, eco-friendly pesticides, and bio energy. The gross margins for our agriculture products for the years ended December 31, 2012 and 2011 were approximately 13% and 12.8%, respectively.

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

  Cement manufacturing business segment. Included in our consolidated financial statements are results from the Company’s cement manufacturing business operations. For the years ended December 31, 2012 and 2011, this business contributed revenues totaling $6.75 and $6.12 million respectively which represents less than 1% of total consolidated sales for either year. The business volumes of this segment have been and are expected to continue to remain relatively constant and are not significant to warrant separate segment reporting.

Effects of inflation. Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in agriculture products and continually maintain effective cost control in operations.

Results of Operations

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
	Dollars	% of Sales	Dollars	% of Sales
	(000's)		(000's)

Net Sales	$993,102	100.0%	$949,131	100.0%
Costs of Goods Sold	859,918	86.58	827,526	87.19
Gross profit	133,185	13.41	121,605	12.81
Sales and marketing expenses	1,944	0.2	1,773	0.2
General and administrative expenses	4,599	0.46	4,212	0.4
Interest expense	1,110	0.11	2.171	0.23
Other income	886	0.09	688	0.07
Net income	$126,417	12.72	$114,137	12.03

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The functional currency of our operations is the Chinese RMB which is being reported in US Dollars for financial statement reporting purposes. The results of operations reported in the table above are based on an average exchange rate of 6.31 RMB to $1 US for the year ended December 31, 2012 and an average exchange rate of 6.40 RMB to $1 US for the year ended December 31, 2011.

Net Sales. We generate sales from our farm and side line products. Net sales for the year ended December 31, 2012 increased $44 million or 4.6%to $993 million as compared to $949 million for the year ended December 31, 2011. The increase in net sales was attributable to higher yields and a better product mix coupled with better pricing on agricultural products. We also continued to benefit from expanded distribution channels. Agricultural pricing factors during the year included frequent extreme weather and climate instability. At both the beginning and the end of 2012, most of the northern regions experienced cold weather with snow, affecting vegetable harvests and increasing prices.

Cost of Goods Sold. Our cost of goods sold consists primarily of the costs of raw materials, labor, and overhead. Cost of sales for the year ended December 31, 2012 increased by $32.4 million, or 3.91%, to $859.918 million from $827.5 million for the year ended December 31, 2011. Due to management’s continued heightened focus on cost control exercised throughout production and the increase in product prices, costs grew less than sales. The Gansu Provincial Development and Reform Commission reported that in 2012 the major reasons for increased agricultural costs were: transportation and diesel costs continued to rise, fertilizer prices rose by more than 15% during the year, the costs for consumables such as pesticides, seeds, agricultural film increased, and labor costs continued to rise.

Gross Profit and Gross Margin. Our gross profit for the year ended December 31, 2012 increased $11.57 million or 9.53% to $133.2 million from $121.61million for the year ended December 31, 2011. The margin improvement was a result of better production and higher product pricing. The increase in product price contributed significantly to the gross profit progress.

Sales and Marketing Expenses. Our sales and marketing expenses for the year ended December 31, 2012 remained almost level with an increase of $0.2 million as compared to the prior year ended December 31, 2011 due principally to management’s continued emphasis on cost control.

General and Administrative Expenses.

Our general and administrative expenses for the year ended December 31, 2012 increased by $0.39 million as compared to the prior year ended December 31, 2011, due principally to management's continued heightened focus on controlling costs.

Interest Expenses and Other Income. Our interest expense was reduced to $1.1 million, and other income increased to $0.2 million, respectively for the year ended December 31, 2011.

Accounts receivable, net: The Accounts Receivable, net ending balance was $91,880,065 U.S. dollars, at the beginning of the year it was $80,435,935 U.S. dollars, giving an increase of 14.2%.  This increase is mainly due to the rising prices of the current period and the results of the conversion of exchange rate movement.

Inventories:The Inventory ending balance was $227,294,252 compared to $140,493,163 for the year ended December 31, 2011. This gives an increase of 61.8% which was mainly due to rising prices, the result of the conversion exchange rate, and the increases in chemical fertilizers, pesticides , seed reserves and food prices continued to rise, increasing inventory will increase revenues. Furthermore, the rise in prices, caused by increased product costs, also resulting in increased inventory costs.

Property, plant and equipment, net:  The ending balance of property, plant and equipment was $785,135,358; the beginning balance was $762,293,032.  This increase of 3.0% was due mainly to the result of the changes in the exchange rate.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Construction in progress:  Construction in progress has an ending balance of $7,488,107 and the beginning balance of $7,296,943.  This was an increase of 2.6%.  The increase was due to the increased investment in projects.

Accounts payable and accrued expenses:  The accounts payable ending balance was $35,432,062

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

	Year Ended December 31,

	2012	2011

Net cash provided by operating activities	$34,077	$86,020
Net cash used in investing activities	(11,122)	(77,639)
Net cash used in financing activities	(13,203)	(9,939)
Cash and cash equivalents at beginning of the period	10,714	10,117
Cash and cash equivalents at end of period	20,980	10,714

Net cash provided by operating activities was $34.08 million for fiscal year 2012 as compared to $86.0 million for fiscal year 2011. Net cash provided by operating activities was higher during the current year in relation to the prior year principally because of increases in net sales and reductions in the amount of account receivables outstanding. Net cash used in investing activities was $11.12 million for fiscal year 2012 as compared to $77.64 million in fiscal year 2011. The increase was attributed to assets purchase. Net cash used in financing activities was $13,203million for calendar year 2012 compared with $9.94 million for calendar year 2011. The increase was attributed to less debt repayment during the current year as compared to the previous year.

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

Key Performance Metrics – Our cash conversion cycle for fiscal year ended December 31, 2012 deteriorated from the fiscal year ended December 31, 2011. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

	Fiscal Year Ended
	2012	2011	2010

Days of sales outstanding(a)	33	35	32
Days of supply in inventory(b)	45	37	35
Days in accounts payable(c)	22	31	36

Cash conversion cycle	56	41	31

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

(g) As a multinational company, we are faced with opportunities and challenges, our targets from a long-term point of view are to exploit overseas markets, strengthen international exchanges and cooperation.   As an overseas listed company, we have endeavored to obtain the unique resources superiority, modern leading-edge large-scale agriculture, and industrial development advantages, advantages of modern management systems, and established comprehensive direction and understanding of objective environment and development situations that we are facing. We are in an important strategic opportune period that we hope will lead to our developing our potential.   We will face more opportunities, competition will be more intense, situation will be more complex, and there will be new challenges. We must actively seek policies support of national and higher authority, possibly struggling in our goal of becoming a leader in the construction of the modern large-scale agriculture.

2012 board meetings

Board of Directors discussed the company's accounting policy, changes in accounting estimates, significant accounting errors correction, significant supplemental information omissions and performance announcement in advance, and Accountability measures on some responsible persons and Results of Transaction.

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

Through the comprehensive development of 400,000 acres of pasture, shape the scale of amount of livestock on hand of 368,000 beef cattle and 240,000 mutton sheep, we believe we will achieve an annual production capacity of 92,000 tons of beef and 10,080 tons of mutton sheep. The total investment of the project is $322 million, of which $153 million is investment in fixed assets and working capital of $169 million.  After completion of the project, which could realize sales income of $321 million with annual additional net earnings of $73 million?

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

(b)  Make full use of a listed company platform, secure capital operation and financing and continue our budgeting for our normal operation and further development of economies of scale.

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

Off-Balance Sheet Arrangements

            As of December 31, 2012 and for the three years then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

Currency Fluctuations and Foreign Currency Risk.

All of our operations are conducted in the People’s Republic of China and all of our sales and purchases are conducted within the People’s Republic of China in RMB, which is the official currency of the People’s Republic of China.  The effect of the fluctuations of exchange rates is considered minimal to our business.

All of our revenues and expenses are denominated in RMB.  However, we use US dollars for financial reporting purposes.  Conversion of RMB into foreign exchange currencies is regulated by the People's Bank of China through a unified floating exchange rate system.  Exchange rate fluctuations may adversely affect the value, in US dollar terms, of our net assets and income derived from our operations in the People’s Republic of China.

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

In our last annual report for fiscal year 2011, we concluded our disclosure controls and procedures were not effective because we did not timely file our periodic reports. However, on August 13, 2010 we completed filing our past due periodic reports. What’s more, the company took active actions to remedy its disclosure controls and procedures, including but without limitation to, allocate more management and financial personnel with U.S. GAAP experience and outside financial counsels as well as supporting staff, to maintain and reinforce our internal controls and procedures. We monitor the disclosure controls and procedures through our internal self-assessments program. As a result, our reports have been filed on a timely basis after we finished filing our past due reports. Based on our evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that as of December 31, 2012, our disclosure controls and procedures were effective

Management’s Annual Report on Internal Control over Financial Reporting.

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

Due to a lack of the PCAOB registered auditor, on September 6, 2006,  we filed Form 15-12g, required by Rules 12g-4, 12h-3 and 15d-6 of the General Rules and Regulations under the Securities Exchange Act of 1934.  As of August 13, 2010 our filings have been current.

ITEM 9A (T). CONTROLS AND PROCEDURES - continued

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.
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

              The Hongxin CPA, an independent registered public accounting firm, has audited the consolidated financial statements of Yasheng Group for the fiscal year ended December 31, 2012, in accordance with the auditing standards generally accepted in the United States of America and with accounting principles generally accepted in the United States of America, and as part of their audit, has issued their report, hereinafter, on the effectiveness of our internal control over financial reporting.

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

Excepted as described above, there were no changes in our internal control over financial reporting during our fiscal year of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held	Date Appointed/Elected

Zhou Chang Sheng	71	Chairman and Chief Executive Officer	1998
Wu Mei Ping	42	President/Director	2003
Wang Deng Fu	56	Director	1998
Zhuang Hai Yun	43	Director and Chief Financial Officer	2004
Wang Xitian	57	Director	2007
He Shurong	56	Director	2007
Wei Lefu	64	Director	2007
Yang Shengniu	53	Director	2008
Wei Tingwu	46	Director	2010
Yang Baoquan	46	Director	2010
Zhang Xinmin	43	Director	2010
Liu Darong	46	Director	2010
Wang Anxue	58	Director	2010

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

     Wu Mei Ping. Ms. Wu is President of YaSheng Group and sits on the Board of Directors. She is also holds an honorary PhD in Architecture and a master of Business Administration. Ms. Wu practiced architecture for many years and designed dozens of significant buildings throughout Northwestern China. She is an accomplished and published artist. Ms. Wu works for YaSheng Group for over eight years and has been an active business leader in the bay area of California for nine years. She has accumulated extensive experience in operation and management. Ms. Wu is also Honorary Principal of Silk Road Fine Art Research Institution.

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

The Board of Directors has determined that Mr. Zhang Xinmin, Chairman of our Audit Committee, satisfies the criteria adopted by SEC to serve as “audit committee financial experts”. The Board of Directors has determined that Wei Tingwu and Wang Anxue, constituting all members of our Audit Committee, are independent directors with in the requirements of the Exchange Act.

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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Governance Committee and Nominations to the Board of Directors

Our Board of Directors has established a governance committee comprised of independent directors with the financial literacy, knowledge and experience to provide appropriate oversight. Our Governance Committee Charter is available on the Company’s website at www.yashenggroup.com - select the “Investor Relations” link and then the “Corporate Governance” link.

The Board of Directors has determined that Mr. Liu Darong, Chairman of our Governance Committee, satisfies the criteria adopted by SEC to serve on this committee. The Board of Directors has determined that Yang Baoquan and Zhang Xinmin, constituting all members of our Governance Committee, are independent directors with the requirements of the Exchange Act.

None of the Company’s directors serves on the committee of more than three public companies.

               There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation

All of our executive officers and directors who are also our employees receive the employee benefits disclosed under “Employees” under Item 1-Business.

The following table sets forth information regarding all forms of compensation earned by the named executive officers during the fiscal years ended December 31, 2012 and December 31, 2011, respectively.

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	All Other Compensation		Total

Zhou Changsheng, CEO	2012	$30,000		$-0-	$-0-	$-0-	$15,000	(2)	$45,000
	2011	$30,000		$-0-	$-0-	$-0-	$15,000	(2)	$45,000
Wu Meiping, President	2012	$120,000	(1)	$-0-	$-0-	$-0-	$-0-		$120,000
	2011	$120,000	(1)	$-0-	$-0-	$-0-	$-0-		$120,000
Zhuang Haiyun, CFO	2012	$20,000		$10,000	$-0-	$-0-	$-0-		$30,000
	2011	$20,000		$10,000	$-0-	$-0-	$-0-		$30,000

 (1) Ms. Wu was entitled to $120,000 per annum but only received $65,000 during 2012 and 2011.
 (2) Mr. Zhou receives certain housing, travel and auto allowances in the aggregate amount of approximately $11,000 per year.

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers held any unexercised stock options at December 31, 2012.  As of December 31, 2012, there were no outstanding stock awards.

Director Compensation Table

Our directors do not receive cash compensation for their services.  Our directors received no compensation during the year ended December 31, 2012 for serving as directors.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2012, on which date there were 155,097,355 shares of common stock issued and outstanding. The information in this table provides the ownership information for:

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Shares Underlying Convertible Securities (1)	Total	Percent (2)
Directors and Named Executive Officers(3)
Zhou Chang Sheng (2)	121,842,733	0	121,842,733	78.6.	%
Wu Mei Ping (4)	11,100,000	0	11,100,000	7. 2%
Fu Wang Deng	n/a	0	n/a	n/a	%
Hai Yun Zhuang	n/a	0	n/a	n/a	%
Wang Xitian	n/a	0	n/a	n/a	%
Wei Lefu	n/a	0	n/a	n/a	%
He Shurong	n/a	0	n/a	n/a	%
Yang Shengniu	n/a	0	n/a	n/a	%
Directors and executive officers as a group persons	132,942,733	0	132,942,733	85.8%
5% or more Beneficial Owners
Gansu Yasheng Salt Chemical Industrial Group, Ltd (3)	121,842,733	0	121,842,733	78.6%
Gansu Tiaoshan Agriculture Industrial Commerce Group, Ltd (5)	8,000,000	0	8,000,000	5.1%

(1)	Based on 155,097,355 shares of our common stock outstanding as of Dec. 31, 2012.
(2)	Unless otherwise indicated, the business address of each of our directors and executive offices is Yasheng Mansion, 105 Qin’an Road, Lanzhou, Gansu, China.
(3)	Represents 121,842,733 shares owned by Gansu Yasheng Salt Chemical Industrial Group for which Mr. Zhou serves as legal representative and has voting control.
(4)	The address for this beneficial owner is 805 Veterans Blvd., Suite 228, Redwood City, California 94063.
(5)	Represents 8,000,000 shares owned by Gansu Tiaoshan Agriculture Industrial Commerce Group, Ltd which Mr. Luo Sheng Jing serves as legal representative and has voting control.

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

Parent

Gansu Yasheng is our parent company and controls us by its ownership of approximately 78% of our voting securities.  Many of the directors of Gansu Yasheng also serve as our directors.  Messrs. X. Wang, D. Wang, L. Wei and S. Yang and Ms. He each received $12,000 paid by Gansu Yasheng per year for serving as our employees or employees of our subsidiaries.

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

Zhang Xinmin, Liu Darong, Wei Tingwu, Zhang Baoquan, Wang Anxue

None of the non-management directors conducted any transactions or had any relationships with us in 2012.

None of the non-management directors receives any fees from us other than those received in his or her capacity as a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Audit Fees

Audit Fees .  Our auditors for the years ended December 31, 2012 and 2011 were Gansu Hongxin, Certified Public Accountants Co., Ltd., Lanzhou, China.  The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2012 and the review of our quarterly reports for such year amounted to approximately RMB $1,250,000. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2011 and the review of our quarterly reports for such year, amounted to approximately RMB $1,200,000.

Audit Related Fees. For the years ended December 31, 2012 and December 31, 2011, we paid $0 and $0, respectively, to Gansu Hongxin for other audit related fees.

Tax Fees.  For the years ended December 31, 2012 and December 31, 2011, we paid $0 and $0, respectively, to Gansu Hongxin for tax related fees.

All Other Fees.   For the years ended December 31, 2012 and December 31, 2011, we paid $0 and $0, respectively, to Gansu Hongxin for all other fees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. - continued

The above-mentioned fees are set forth as follows in tabular form:

	2012	2011

Audit Fees	RMB $1,250,000	RMB $1,200,000
Audit Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

There have been no non-audit services provided by our independent accountant for the year ended December 31, 2011.

Pre-Approval Policies and Procedures

All audit and non-audit services performed by our auditors must be approved in advance by our audit committee and our Board to ensure that such services to not impair the auditor’s independence from us.  Our Board has approved all audit and non-audit services provided by the independent auditors for the fiscal year ended December 31, 2012.

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

YASHENG GROUP

Dated: Mar 23, 2013	By:	/s/ Zhou Chang Sheng
Zhou Chang Sheng
Chief Executive Officer (Principal Executive Officer)

Dated: Mar 23, 2013	By:	/s/ Zhuang Hai Yun
Zhuang Hai Yun
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: Mar 23, 2013	By : /s/ Wang Deng Fu
Wang Deng Fu
Director

Dated: Mar 23, 2013	By: /s/ Mei Ping Wu
Mei Ping Wu
Director

Dated: Mar 23, 2013
By: /s/ Wang Xitian
Wang Xitian
Director

Dated: Mar 23, 2013	By: /s/ He Shurong
He Shurong
Director

Dated: Mar 23, 2013	By: /s/ Wei Lefu
Wei Lefu
Director

Dated: Mar 23 , 2013	By: /s/ Yang Shengniu
Yang Shengniu
Director

Dated: Mar 23 , 2013
By: /s/ Wei Tingwu
Wei Tingwu
Director

Dated: Mar 23 , 2013	By: /s/ Yang Baoquan
Yang Baoquan
Director

Dated: Mar 23 , 2013
By: /s/ Zhang Zinmin
Zhang Xinmin
Director

Dated: Mar 23 , 2013	By: /s/ Liu Darong
Liu Darong
Director

Dated: Mar 23 , 2013
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

December 31, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yasheng Group:

We have audited the accompanying consolidated balance sheets of Yasheng Group and its subsidiaries (the “Company”) as of December 31, 2012, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yasheng Group and its subsidiaries as of December 31, 2012, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China

Mar 15, 2013

YASHENG GROUP CONSOLIDATED BALANCE SHEETS
	Year Ended December 31,

	2012	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	10,980,384	10,714,391	10,116,750
Accounts receivable, net	91,880,065	80,435,935	76,240,589
Inventories	227,294,252	140,493,163	103,588,885
Prepaid and other current assets	3,962,855	4,276,757	4,538,059

Total current assets	334,117,556	235,920,245	194,484,282

Equity and other investments	204,380	203,880	193,974

Property, plant and equipment, net	785,135,358	762,293,032	675,942,304

Construction in progress	7,488,107	7,296,943	6,664,773
Intangible assets, net	1,033,037,846	1,051,789,820	985,004,893

Total assets	2,159,983,247	2,057,503,921	1,862,290,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	35,432,062	41,030,878	44,593,435
Short term loans	9,545,780	13,014,014	15,099,582
VAT Tax payable	828,517	962,005	988,429
Current portion of long term debt	4,930,826	6,400,318	7,518,868
Other current liabilities	726,773	779,448	801,140

Total current liabilities	51,463,958	62,186,663	69,001,454

Long term debt		2,283,845	2,441,364
Long term payable	28,124,436	33,970,092	37,359,986

Total liabilities	79,588,394	98,440,600	108,802,804

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355	155,097,355
Accumulated other comprehensive income	388,404,930	383,117,150	291,678,383
Retained earnings	1,536,892,568	1,420,848,816	1,306,711,683

Total stockholders’ equity	2,080,394,853	1,959,063,321	1,754,487,421

Total liabilities & stockholders' equity	2,159,983,247	2,057,503,921	1,862,290,225

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010

Net sales	993,102,745	949,131,434	849,454,265

Cost of goods sold	859,918,076	827,526,283	743,600,855

Gross profit	133,184,669	121,605,152	105,853,410

Operating expenses:
Sales and marketing	1,944,354	1,773,217	1,490,933
General and administrative	4,598,557	4,211,653	5,289,014
Total operating expenses	6,542,911	5,984,869	6,779,948

Operating profit	126,641,758	115,620,282	99,073,462

Interest expense	1,110,340	2,171,004	2,354,175

Other income (expense)	885,804	687,854	726,623

Income before income tax expense	126,417,222	114,137,133	97,445,910
Income tax expense

Net income	126,417,222	114,137,133	97,445,910

Basic earnings per share	0.82	0.74	0.63
Weighted average number of shares	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance as of January 1, 2010	155,097,355	1,209,265,773	240,383,631	1,604,746,759
Net income		97,445,910		97,445,910
Foreign currency translation			51,294,752	51,294,752

Balance as of December 31, 2010	155,097,355	1,306,711,683	291,678,383	1,753,487,421
Net income		114,137,133		114,137,133
Foreign currency translation			91,438,767	91,438,767

Balance as of December 31, 2011	155,097,355	1,420,848,816	383,117,150	1,959,063,321
Net income		116,043,752		116,043,752
Foreign currency translation			5,287,780	5,287,780

Balance as of December 31, 2012	155,097,355	1,536,892,568	388,404,930	2,080,394,853

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	126,417,222	114,137,133	97,445,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,928,610	9,284,717	9,035,968
Changes in assets and liabilities:
Prepaid and other current assets	324,380	493,070	280,230
Accounts receivable	(11,837,759)	(301,581)	(2,814,198)
Inventories	(86,456,869)	(31,613,779)	(25,918,671
Prepaid and other current assets	324,380	493,070	280,230)
Accounts payable	(5,687,514)	(5,831,419)	(12,128,737)
Tax payables	(135,845)	(76,905)	(189,664)
Accrued expenses and other current liabilities	(66,416)	(71,225)	(422,357)
Net cash provided by operating activities	34,076,513	86,020,011	65,288,481

Investing activities:
Purchase of assets	(11,121,978)	(77,638,755)	(40,375,742)
Investments			2,336
Net cash used in investing activities	(11,121,978)	(77,638,755)	(40,373,406)

Cash flows from financing activities:
Issuance of common stock
Dividends paid
Payment on land lease	(5,928,885)	(5,297,946)	(15,885,871)
Increase (decrease) in debt	(7,274,734)	(4,641,493)	(8,575,957)
Net cash provided by financing activities	(13,203,619)	(9,939,439)	(24,461,828)

Effect of exchange rate change on cash and cash equivalents	515,078	2,155,825	1,653,486

Net increase (decrease) in cash and cash equivalents	265,993	597,641	2,106,733

Cash and cash equivalents at beginning of period	10,714,391	10,116,750	8,010,017
Cash and cash equivalents at end of period	20,980,384	10,714,391	10,116,750

Supplemental disclosures:
Cash paid for interest	1,110,340	2,171,004	2,742,518
Cash paid for income taxes

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010

Net income	126,417,222	114,137,133	97,445,910
Other comprehensive income:
Foreign currency translation adjustment	5,287,780	91,438,767	51,294,752
Total other comprehensive income	5,287,780	91,438,767	51,294,752

Total comprehensive income	131,705,002	205,575,899	148,740,662

The accompanying notes are an integral part of these statements.

Yasheng Group
Notes to Consolidated Financial Statement

1.	Organization and nature of operations

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

The Company expenses advertising as incurred. Advertising expenses amounted to$731, 962 $711,185, and, $664,410, for year 2012, 2011, and 2009, respectively.

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

(s)	Value added tax (VAT)

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

Accounts receivable are recognized and carried at original invoice amount outstanding less an allowance for doubtful accounts. The activity in the Accounts Receivable was as follows:

December 31st	Gross Balance at end of year	Allowance for doubtful accounts	Net Balance at end of year

2010	80,244,805	4,004,216	76,240,589
2011	84,660,493	4,224,559	80,435,935
2012	96,715,857	4,835,793	91,880,065

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

Year Ended December 31st	Beginning Balance	Charged to costs and expenses	Write offs and other	Ending Balance
2010	3,740,350	263,866		4,004,216
2011	4,004,216	220,343		4,224,559
2012	4,224,559	611,234		4,835,793

4.	Inventories

The major classes of inventory: raw materials, packaging materials, products in process, finished goods, stocks, low-value consumable goods, materials in transit as well as others.

The following is a breakdown of the major categories of inventories.
Breakdown of Inventories

	2012	2011	2010
Raw material	46,131,100	27,582,045	20,332,343
Finished Goods	119,049,524	74,191,560	54,707,652
Low-value consumable goods	30,926,047	19,158,243	14,125,571
Packaging material	20,509,061	12,818,223	9,451,710
Maintenance material	10,678,519	6,743,092	4,971,609

Total for the year	227,294,252	140,493,163	103,588,884

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

Yasheng Group
Notes to Consolidated Financial Statement

5.	Property, plant and equipment & depreciation - continued

Property, plant and equipment	2012	2011	2010

Buildings and improvements	103,140,392	100,136,303	95,277,965
Farming facilities	94,345,971	91,598,030	86,988,378
Machinery and equipment	12,411,226	12,049,734	11,133,849
Transportation and other facilities	299,928,699	291,192,912	277,371,758
Windbreak and Sand-break Trees	365,843,411	355,187,778	280,366,880

Total	875,669,700	850,164,757	751,138,830

Accumulated Depreciation	90,534,342	87,871,725	75,196,526

Total	785,135,358	762,293,032	675,942,304

The Company invests every year in windbreaks and sand-breaks to provide shelterbelts for many of the farms located near the Gobi Desert. These investments are recorded under property, plant and equipment above. The following is a more detailed breakdown of the windbreaks and sand breaks and accumulated depreciation by fiscal year.

Windbreak and Sand-break Trees	2012	2011	2010
Wind breaks and sand breaks capitalized (trees)	294,353,892	280,366,880	236,084,008
Additional Long Term Costs Capitalized	71,489,719	74,820,908	44,282,872

Total	365,843,611	355,187,788	280,366,880

Accumulated Depreciation	(4,685,791)	(4,335,627)	(4,005,241)

Net Wind Breaks and Sand Breaks	361,157,820	350,852,161	276,361,639

Depreciation for year	350,164	330,386	632,612

6.	China contribution plan

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

(a) Long term debt

	Collateral	Guarantee	Total	Maturity
2010	1,191,364	1,250,000	2,441,364	3 years
2011	1,083,772	1,200,073	2,283,845	3 years
2012	0	0	0	N/A

(b) Current portion of long term debt

	Collateral	Guarantee	Total	Interest rate
2010	5,018,868	2,500,000	7,518,868	7.02%
2011	4,395,455	2,004,863	6,400,318	7.75%
2012	3,451,600	1,479,226	4,930,826	7.25%

(c) Short term debt

	Collateral	Guarantee	Total	Interest rate
2010	5,018,868	2,500,000	7,518,868	7.02%
2011	4,395,455	2,004,863	6,400,318	7.75%
2012	3,451,600	1,479,226	4,930,826	7.25%

11.	Employee benefit plans

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

12.	Stockholders' Equity

The Company issued no new shares during the years 2012 and 2011.

13.	Quarterly Information (Unaudited)

	31-Mar	30-Jun	30-Sep	31-Dec	Total
Revenue	204,155,113	188,380,334	299,716,420	300,850,878	993,102,745
Gross Profit	22,382,539	21,806,317	15,044,059	73,951,754	133,184,669
Net Income	20,681,629	20,866,473	43,268,175	41,600,945	126,417,222
Basic/Diluted EPS	0.13	0.13	0.28	0.28	0.82

14.	Restated Financial Statements, (2011 and 2010)

The original financial statements for the year ended 12-31-2011 and 2010 capitalized all of the wind break tree costs (originally stated as Other Long Term Assets) and amortized them over 70 years.  The restated financial statements have expensed the maintenance portion of the costs in the year occurred and only capitalized the long term portion.  The balance sheet has also moved the long term assets (wind bread trees) into the property plant and equipment.  The chart below shows the changes made to the financial statements in total assets, net income and earnings per share.

Net Sales	2011	2010

Construction material	6,121,835	5,434,519

Farming	943,009,599	844,019,745

Total	949,131,434	849,454,265

Yasheng Group
Notes to Consolidated Financial Statement

15.	Segment information

In its operation of the business, management, including upper management and the board of director’s, reviews certain information as it relates to the Company as a whole.  The information most used and useful is the profitability by subsidiary.  Accordingly, these are the segments which are presented in the tables below.

Entity level segment

2012 Sales Breakdown by Subsidiary Unit: Dollar
Subsidiaries	Net Sales	Cost of Sales	Gross Profit
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	144,363,425	118,767,836	25,595,589
Gansu Hongtai Agricultural Technology Co., Ltd.	196,010,538	171,903,571	24,106,967
Gansu Jinta Xingsheng Industrial Co., Ltd.	149,136,366	127,943,114	21,193,252
Gansu Jinta Yongsheng Agricultural Development Company.	146,570,694	126,814,530	19,756,164
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	1,901,573	1,385,884	515,689
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	327,092,687	293,422,289	33,670,398
Gansu Xiaheqing Industrial Co., Ltd.	28,027,462	19,680,852	8,346,610
Total	993,102,745	859,918,076	133,184,669

2011 Sales Breakdown by Subsidiary Unit: Dollar
Subsidiaries	Net Sales	Cost of Sales	Gross Profit
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	137,015,766	114,101,568	22,914,198
Gansu Hongtai Agricultural Technology Co., Ltd.	191,259,862	165,139,529	26,120,333
Gansu Jinta Xingsheng Industrial Co., Ltd.	145,400,270	123,027,461	22,372,809
Gansu Jinta Yongsheng Agricultural Development Company.	139,125,301	121,556,456	17,568,845
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	1,807,821	1,237,447	570,374
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	307,831,487	282,561,989	25,269,498
Gansu Xiaheqing Industrial Co., Ltd.	26,690,927	19,011,829	7,679,098
Total	949,131,434	827,526,283	121,605,151

2010 Sales Breakdown by Subsidiary Unit: Dollar
Subsidiaries	Net Sales	Cost of Sales	Gross Profit
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	118,151,556	102,769,093	15,382,463
Gansu Hongtai Agricultural Technology Co., Ltd.	168,488,937	147,152,308	21,336,629
Gansu Jinta Xingsheng Industrial Co., Ltd.	128,340,468	113,038,952	15,301.516
Gansu Jinta Yongsheng Agricultural Development Company.	122,724,491	108,121,851	14,602,640
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	1,259,973	1,061,982	197,991
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	291,075,880	253,235,931	37,839,949
Gansu Xiaheqing Industrial Co., Ltd.	19,412,960	18,220,738	1,192,222
Total	849,454,265	743,600,855	105,853,410

Yasheng Group
Notes to Consolidated Financial Statement

15.	Segment information - continued

Other segments that are considered are agriculture, livestock and biotechnology/industrial.  Below is an explanation of the three segments and Schedules that details each of these three segments.

Agriculture

Agriculture is our largest segment accounting for 99.21% of our sales.  This is spread over several of our entities. This segment includes over 30 agriculture products under the following six areas:

Field crops: Cotton, Corn, Barley, Wheat, Flaxseed, Alfalfa

Vegetables: Onion, Potato, Beet, Pea

Fruit: Apple, Pear, Apricot Specialty Crops: Hops, Wolfberry, hemp,Cumin, Liquorices

Seeds: Black Melon Seeds, sunflower Seeds, Corn Seed, Flax Seed

These also include processing the products and getting them to market.

Livestock

Our livestock segment, although small is growing, increasing 5.56% per year. Livestock includes animal husbandry, animal food products. This includes chickens and eggs. Chicken operations include breeding and raising chickens, as well as processing live chickens into fresh, frozen and value-added chicken products and logistics operations to move products through the supply chain.

Biotech/industrial

This segment includes construction materials. It increased 1.9% from 2011 to 2012.  We have a concrete plant in Baiyin which produces the majority of our sales currently in construction materials.

Yasheng Group
Notes to Consolidated Financial Statement

15.	Segment information - continued

Below is a three year comparison chart on these segments

Year 2012	Sales	Cost of
Sales %	Profit	Profit	Gross	Gross %
Agriculture	985,234,394	852,673,583	132,560,811	13.45
Livestock	2,155,983	1,834,557	321,426	14.91
Biotech/Industrial	5,712,368	5,409,936	302,432	5.29
Total	993,102,745	859,918,076	133,184,699	13.41

Year 2011
Sales %
Agriculture	941,481,904	820,322,622	121,159,282	12.87
Livestock	2,042,306	1,812,003	230,303	11.28
Biotech/Industrial	5,607,224	5,391,658	215,566	3.84
Total	949,131,434	827,526,283	121,605,151	12.81

Year 2010 Sales %
Agriculture	842,118,489	736,675,380	105,443,109	12.52
Livestock	1,901,257	1,696,528	204,729	10.77
Biotech/Industrial	5,434,519	5,228,947	205,572	3.78
Total	849,454,265	743,600,855	105,853,410	12.46

16.	Operating leases

The Company has no operating leases for the periods shown.

17.	Earnings per share

The components of basic earnings per share are as follows:

		Years Ended December 31st,
	2012	2011	2010
Net income available
For common shareholders	126,417,222	114,137,133	97,445,910

Weighted average shares
of common stock	155,097,355	155,097,355	155,097,355

Basic earnings per share	0.82	0.74	0.63

Yasheng Group
Notes to Consolidated Financial Statement

18.	Subsequent Events and new Subsidiaries

The Company is actively seeking joint ventures to further its plan for growth.  Below are three joint ventures currently in the due diligence phase.

Rouge Mountain Mining Group Corp (AZ)

On November 21, 2012 the Company formed Rouge Mountain Mining Group Corp. in Arizona.  This subsidiary is an exploration stage company formed to develop the Company’s mining claims in La Paz County, Arizona and to facilitate future joints ventures with other mining companies in the United States.  This new subsidiary has no operations yet.

Lemco Yasheng LLC

The Company entered into a Letter of Intent dated November 1, 2012 with LEMCO Investments Limited, (the BVI and the UK), whereby both parties expressed an interest in forming a joint venture to exploring opportunities of mutual interest for the development of land-use and forestry conservation projects, including industrial agriculture, carbon emissions reductions and other forms of payments for environmental services.

On January 25, 2013 the Company formed Lemco Yasheng LLC to facilitate the joint venture once executed. The Company is still in its due diligence phase of the endeavor.

Yasheng Greenphil LLC

The Company entered into an agreement in September 2012 with Greenphil Agua-Culture & Hydroponics Holding, Inc (Manila, Phillippines) and Greenphil Aqua-Culture & Hydroponoics, LLC (California), where all parties expressed an interest in forming a joint venture to conduct business development in the Republic of the Philippines.  This business will include agua-culture and hyrdopononics, farming, mining and other projects.

On February 8, 2013 the Company formed Yasheng Greenphil LLC to facilitate the joint venture once executed. The Company is still in its due diligence phase of the endeavor.