Form 10-K/A
period 2012-12-31
Yasheng Group
filed 2013-03-28
CIK 1123312

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K") for the year ended December 31, 2012, is to correct a typographical error on the Consolidated Statements of Cash Flows.  The Cash and cash equivalents at the end of the period ended December 31, 2012 has been corrected from $20,980,384 to $10,980,384.  The XBRL documents filed under Exhibit 101 on the Form 10-K did not contain this typographical error. No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

YASHENG GROUP

Dated: March 28, 2013	By:	/s/ Zhou Chang Sheng
Zhou Chang Sheng
Chief Executive Officer (Principal Executive Officer)

Dated: March 28, 2013	By:	/s/ Zhuang Hai Yun
Zhuang Hai Yun
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2013	By : /s/ Wang Deng Fu
Wang Deng Fu
Director

Dated: March 28, 2013	By: /s/ Mei Ping Wu
Mei Ping Wu
Director

Dated: March 28, 2013	By: /s/ Wang Xitian
Wang Xitian
Director

Dated: March 28, 2013	By: /s/ He Shurong
He Shurong
Director

Dated: March 28, 2013	By: /s/ Wei Lefu
Wei Lefu
Director

Dated: March 28, 2013	By: /s/ Yang Shengniu
Yang Shengniu
Director

Dated: March 28, 2013	By: /s/ Wei Tingwu
Wei Tingwu
Director

Dated: March 28, 2013	By: /s/ Yang Baoquan
Yang Baoquan
Director

Dated: March 28, 2013	By: /s/ Zhang Zinmin
Zhang Xinmin
Director

Dated: March 28, 2013	By: /s/ Liu Darong
Liu Darong
Director

Dated: March 28, 2013	By: /s/ Wang Anxue
Wang Anxue
Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Acquisition By and Between Nicolas Investment Company, Inc, and Yasheng Group dated June 13, 2004 (1)
3.1	Articles of Incorporation of YaSheng Group (2)
3.2	Amended and Restated Bylaws of YaSheng Group dated September 24, 2010 (3)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
99.1	Charter of the Audit Committee (4)
31.2	Charter of the Compensation Committee (4)
32.1	Charter of the Corporate Governance and Nominating Committee (4)
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

Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China

Mar 15, 2013

YASHENG GROUP CONSOLIDATED BALANCE SHEETS
	Year Ended December 31,

	2012	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	10,980,384	10,714,391	10,116,750
Accounts receivable, net	91,880,065	80,435,935	76,240,589
Inventories	227,294,252	140,493,163	103,588,885
Prepaid and other current assets	3,962,855	4,276,757	4,538,059

Total current assets	334,117,556	235,920,245	194,484,282

Equity and other investments	204,380	203,880	193,974

Property, plant and equipment, net	785,135,358	762,293,032	675,942,304

Construction in progress	7,488,107	7,296,943	6,664,773
Intangible assets, net	1,033,037,846	1,051,789,820	985,004,893

Total assets	2,159,983,247	2,057,503,921	1,862,290,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	35,432,062	41,030,878	44,593,435
Short term loans	9,545,780	13,014,014	15,099,582
VAT Tax payable	828,517	962,005	988,429
Current portion of long term debt	4,930,826	6,400,318	7,518,868
Other current liabilities	726,773	779,448	801,140

Total current liabilities	51,463,958	62,186,663	69,001,454

Long term debt		2,283,845	2,441,364
Long term payable	28,124,436	33,970,092	37,359,986

Total liabilities	79,588,394	98,440,600	108,802,804

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355	155,097,355
Accumulated other comprehensive income	388,404,930	383,117,150	291,678,383
Retained earnings	1,536,892,568	1,420,848,816	1,306,711,683

Total stockholders’ equity	2,080,394,853	1,959,063,321	1,754,487,421

Total liabilities & stockholders' equity	2,159,983,247	2,057,503,921	1,862,290,225

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010

Net sales	993,102,745	949,131,434	849,454,265

Cost of goods sold	859,918,076	827,526,283	743,600,855

Gross profit	133,184,669	121,605,152	105,853,410

Operating expenses:
Sales and marketing	1,944,354	1,773,217	1,490,933
General and administrative	4,598,557	4,211,653	5,289,014
Total operating expenses	6,542,911	5,984,869	6,779,948

Operating profit	126,641,758	115,620,282	99,073,462

Interest expense	1,110,340	2,171,004	2,354,175

Other income (expense)	885,804	687,854	726,623

Income before income tax expense	126,417,222	114,137,133	97,445,910
Income tax expense

Net income	126,417,222	114,137,133	97,445,910

Basic earnings per share	0.82	0.74	0.63
Weighted average number of shares	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance as of January 1, 2010	155,097,355	1,209,265,773	240,383,631	1,604,746,759
Net income		97,445,910		97,445,910
Foreign currency translation			51,294,752	51,294,752

Balance as of December 31, 2010	155,097,355	1,306,711,683	291,678,383	1,753,487,421
Net income		114,137,133		114,137,133
Foreign currency translation			91,438,767	91,438,767

Balance as of December 31, 2011	155,097,355	1,420,848,816	383,117,150	1,959,063,321
Net income		116,043,752		116,043,752
Foreign currency translation			5,287,780	5,287,780

Balance as of December 31, 2012	155,097,355	1,536,892,568	388,404,930	2,080,394,853

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	126,417,222	114,137,133	97,445,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,928,610	9,284,717	9,035,968
Changes in assets and liabilities:
Prepaid and other current assets	324,380	493,070	280,230
Accounts receivable	(11,837,759)	(301,581)	(2,814,198)
Inventories	(86,456,869)	(31,613,779)	(25,918,671
Prepaid and other current assets	324,380	493,070	280,230)
Accounts payable	(5,687,514)	(5,831,419)	(12,128,737)
Tax payables	(135,845)	(76,905)	(189,664)
Accrued expenses and other current liabilities	(66,416)	(71,225)	(422,357)
Net cash provided by operating activities	34,076,513	86,020,011	65,288,481

Investing activities:
Purchase of assets	(11,121,978)	(77,638,755)	(40,375,742)
Investments			2,336
Net cash used in investing activities	(11,121,978)	(77,638,755)	(40,373,406)

Cash flows from financing activities:
Issuance of common stock
Dividends paid
Payment on land lease	(5,928,885)	(5,297,946)	(15,885,871)
Increase (decrease) in debt	(7,274,734)	(4,641,493)	(8,575,957)
Net cash provided by financing activities	(13,203,619)	(9,939,439)	(24,461,828)

Effect of exchange rate change on cash and cash equivalents	515,078	2,155,825	1,653,486

Net increase (decrease) in cash and cash equivalents	265,993	597,641	2,106,733

Cash and cash equivalents at beginning of period	10,714,391	10,116,750	8,010,017
Cash and cash equivalents at end of period	10,980,384	10,714,391	10,116,750

Supplemental disclosures:
Cash paid for interest	1,110,340	2,171,004	2,742,518
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