Form 10-Q
period 2013-03-31
Yasheng Group
filed 2013-05-15
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

☐ Yes ☒ No

State issuer’s revenues for its most recent fiscal year (12/31/12).$ 993,102,745.

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

☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 155,097,355 (3-31-13).

YASHENG GROUP

PART I   FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Yasheng Group
Redwood City, California

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of March 31, 2013, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Yasheng Group and subsidiaries as of December 31, 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and in our report dated February 27, 2013 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzou, China
May 8, 2013

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	11,047,922	10,980,384
Accounts receivable, net	97,815,308	91,880,065
Inventories	227,950,799	227,294,252
Prepaid and other current assets	4,209,225	3,962,855

Total current assets	341,023,254	334,117,556

Equity and other investments	204,921	204,380

Property, plant and equipment, net	799,970,770	785,135,358
Construction in progress	7,354,659	7,488,107
Intangible assets, net	1,030,010,370	1,033,037,846

Total assets	2,178,563,974	2,159,983,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	21,912,718	25,058,592
Short term loans	7,975,881	9,545,780
VAT Tax payable	813,225	828,517
Current portion of long term debt	4,520,795	4,930,826
Other current liabilities	713,384	726,773

Total current liabilities	35,936,003	41,090,488

Long term payable	25,567,591	28,124,436

Total liabilities	61,503,594	69,214,924

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	393,913,800	388,404,930
Retained earnings	1,568,049,225	1,547,266,038

Total stockholders’ equity	2,117,060,380	2,090,768,323

Total liabilities & stockholders' equity	2,178,563,974	2,159,983,247

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2013	2012

Net sales	205,155,610	204,155,113

Cost of goods sold	182,662,172	181,772,574

Gross profit	22,493,438	22,382,539

Operating expenses:
Sales and marketing	370,092	368,436
General and administrative	939,734	935,772
Total operating expenses	1,309,827	1,304,207

Operating profit	21,183,611	21,078,332

Interest expense	658,826	657,040

Other income (expense）	258,402	260,337

Income before income tax expense	20,783,187	20,681,629
Income tax expense

Net income	20,783,187	20,681,629

Basic earnings per share	0.13	0.13
Weighted average number of shares	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	20,783,187	20,681,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,184,610	2,282,463
Allowance for doubtful accounts	298,945	109,839

Changes in assets and liabilities:
Accounts receivable	-5,990,892	-2,201,173
Inventories	-54,674	1,099,271
Prepaid and other current assets	-235,876	213,937
Accounts payable	-3,237,636	-3,027,306
Tax payables	-17,486	-68,309
Accrued expenses and other current liabilities	-17,376	-51,561
Net cash provided by operating activities	14,712,804	19,038,791

Cash flows from investing activities:
Purchase of assets	-10,024,760	-14,301,401
Investments
Net cash used in investing activities	-10,024,760	-14,301,401

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Payment on land lease	-2,631,319	-3,030,533
Increase (decrease) in debt	-2,018,264	-1,453,145
Net cash provided by financing activities	-4,649,582	-4,483,678

Effect of exchange rate change on cash and cash equivalents	29,076	11,235

Net increase (decrease) in cash and cash equivalents	67,537	264,947

Cash and cash equivalents at beginning of period	10,980,384	10,714,391
Cash and cash equivalents at end of period	11,047,922	10,979,339

Supplemental Disclosures:
Cash paid for interest	658,826	657,040
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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

	03/31/2013	03/31/2012

Buildings and improvements	$105,806,589	$99,323,501
Farming facilities	94,957,773	90,651,486
Machinery and equipment	12,879,940	11,580,476
Transportation	302,732,728	289,157,988
Windbreak and Sand-break Trees	376,312,693	365,352,129
Total	892,689,722	856,065,580
Less: Accumulated Depreciation and amortization	92,718,952	77,371,768
Net	$799,970,770	$778,693,812

(k)	Intangible assets

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

Recent Accounting Guidance Not Yet Adopted

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement, or similar agreements. The new guidance will be effective for us beginning July 1, 2013. We do not expect material impacts on our financial statements upon adoption.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of AOCI. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We are currently studing what effect, if any, this accounting will have on our financial statements.

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

The following is a breakdown of the major categories of inventories.

Inventory Breakdown	As of 3/31/2013	As of 3/31/2012
Raw material	44,823,205	27,389,503
Finished goods	121,036,077	73,772,548
Low value consumable goods	31,070,736	19,044,210
Packaging material	20,352,926	12,670,579
Maintenance material	10,667,855	6,664,368
Total	227,950,799	139,541,208

4.	China contribution plan

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

Breakdown by Subsidiary    Unit: US Dollar

	Net Sales	Net Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit
Subsidiaries	ended	ended	ended	ended	ended	ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	$49,883,907	$49,242,586	$44,904,226	$44,735,291	$4,979,681	$4,507,295
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	$48,295,627	$48,080,003	$42,647,653	$41,942,387	$5,647,974	$6,137,616
Gansu Hongtai Agricultural Technology Co., Ltd.	28,194,428	28,076,833	26,472,395	26,243,957	1,722,033	1,832,876
Gansu Xiaheqing Industrial Co., Ltd.	4,590,546	4,538,306	4,049,905	3,930,669	540,641	607,637
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	25,284,969	25,410,441	22,571,542	22,760,154	2,713,427	2,650,287
Gansu Jinta Xingsheng Industrial Co., Ltd.	24,719,616	24,698,573	21,290,025	21,285,848	3,429,591	3,412,725
Gansu Jinta Yongsheng Agricultural Development Company.	23,931,125	23,864,175	20,469,755	20,668,603	3,461,370	3,195,572
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	255,392	244,196	256,671	205,665	-1,279	38,531
Totals for Quarter	$205,155,610	$204,155,113	$182,662,172	$181,772,574	$22,493,438	$22,382,539

Other segments that assist management in its analysis of the company's performance are the segments by product group, namely, agriculture, livestock and biotechnology.  The following table contains that breakout of gross profit by product group.

3 months ended 3-31-2012

	Sales	Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit	Gross Profit %	Gross Profit %
	ended	ended	ended	ended	ended	ended	ended	ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Agriculture	$203,468,093	202,495,538	181,064,667	$180,206,638	$22,403,426	$22,288,900	11.01	11.01
Livestock	362,423	357,418	343,928	332,217	18,495	25,201	5.1	7.05
Biotechnology	1,325,094	1,302,157	1,253,577	1,233,719	71,517	68,438	5.4	5.26
Total for Quarter	$205,155,610	$204,155,113	$182,662,172	$181,772,574	$22,493,438	$22,382,539	10.96	10.96

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report for the year ended December 31, 2012.

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

RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Dollars (000's)	% of Sales	Dollars (000's)	% of Sales
Net Sales	$205,155	100%	$204,155	100%
Costs of Goods Sold	182,662	89%	181,773	89%
Gross profit	22,493	11%	22383	11%
Sales and marketing expenses	370	0.2%	368	0.2%
General and administrative expenses	940	0.5%	936	0.4%
Interest expense	659	0.3%	657	0.3%
Other income	258	0.1%	260	0.1%
Net income	$20,783	10.1%	$20,682	10.1%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented were 6.2689 RMB to 1 USD for the three months ended March 31, 2013 and 6.2943 RMB to 1 USD for the three months ended March 31, 2012

Net Sales. Sales are generated primarily from our farming operations and related side line products in China. Net sales for the three months ended March 31, 2013 increased by $1 million, or 0.5% to $205 million as compared to $204 million for the three months ended March 31, 2012. The overall increase in net sales was primarily a result of the rising prices of agricultural products attributable to increasing demand in China. We also benefited from our expanded marketing network which covers more provinces, with more distributors and direct clients.

Factors of increased sales this Spring:

1)
According to the national monitoring of the prices of agricultural products and agricultural materials system, since the February and March, national vegetable prices decline significantly( including Gansu Province) , national average prices of vegetables fell nearly 25%, has fallen to its lowest level of the year. At present, most vegetable prices have been lower than a year earlier. On March, 21 vegetables percent lower than national average daily prices of nearly 10%. And in 36 cities nationwide decline in prices of edible agricultural products for five consecutive weeks, on this account our First-quarter sales rise lower.

2)
Depreciation of the dollar. Food, oil and other raw materials in the international market are priced in U.S. dollars. The average exchange rates for the periods presented were 6.2689 RMB to 1 USD for the three months ended March 31, 2013 and 6.2943RMB to 1 USD for the three months ended March 31, 2012, currency proportion was down by 0.4%.

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production, the increase in cost is mainly due to the growth in the net sales.

Gross Profit and Gross Margin. Our gross profit for the three months ended March 31, 2013 increased by $0.11 million or 0.5% to $22.49 million from $22.38 million for the three months ended March 31, 2012. The improved margin was primarily a result of the growth in the net sales.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2013 increased by $1,657 or 0.4% to $370,092 as compared to $368,436 in the prior three months ended March 31, 2012.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2013 increased by $3,963 or 0.4% to $939,734 from $935,772 for the three months ended March 31, 2012.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expenses and Other Income. Our interest expense for the three months ended March 31, 2013 increased by $1,786 or 0.3% to $658,826 as compared to $657,040 in the prior three months ended March 31, 2012. Our other income for the three months ended March 31, 2013 decreased by $1,936 or 0.7% to $258,402 as compared to $260,337 in the prior three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $11.05 million and working capital of $294 million. This compared to cash and cash equivalents of $10.98 million and working capital of $282 million as of March 31, 2012. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Three Months Ended March 31st
	2013	2012
Net cash provided by operating activities	14,712,804	19,038,791
Net cash used in investing activities	-10,024,760	-14,301,401
Net cash used in financing activities	-4,649,582	-4,483,678
Effect of foreign currency translation on cash and cash equivalents	29,076	11,235
Cash and cash equivalents at beginning of the period	10,980,384	10,714,391
Cash and cash equivalents at end of period	11,047,922	10,979,339

Net cash provided by operating activities was $15 million for the three months ended March 31, 2013 as compared to $19 million for the three months ended March 31, 2012. Net cash used in investing activities was $10 million for the three months ended March 31, 2013 as compared to $14 million for the three months ended March 31, 2012. Net cash used in financing activities was $4.65 million for the three months ended March 31, 2013 compared with $4.48 million for the three months ended March 31, 2012.

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

Off-Balance Sheet Arrangements

As of March 31, 2013 and for the three months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

Our international sales accounted for very little of our net sales in the first quarter of 2013.  As a result, we have exposure to foreign exchange risk with respect to a minor portion of our sales.  Fluctuations in exchange rates, particularly in the U.S. dollar to Chinese yuan (RMB) exchange rate, do not affect materially affect our gross and net profit margins even though they could result in foreign exchange and operating losses.

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

(a)       Evaluation of disclosure controls and procedures . Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

(b)      Changes in internal controls . During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.(c)As a Smaller Reporting Company, the Company is exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 which requires the independent auditor of a public company to issue an attestation report on the Company’s internal control over financial reporting and management’s assessment of those controls under Section 404(a).

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

Excepted as described above, there were no changes in our internal control over financial reporting during the current period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

See Item 3 in part above and the Company’s 10-K for the year ended December 31, 2012.

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

YASHENG GROUP

May 8, 2013	By:	/s/ Ye Dong
Ye Dong
Chief Executive Officer