Form 10-Q/A
period 2013-03-31
Yasheng Group
filed 2013-05-20
CIK 1123312

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on May 15, 2013, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Condensed Consolidated Balance Sheets as of March 31, 2013 and the audited Condensed Consolidated Balance Sheets as of December 31, 2012, (ii) the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the unaudited Notes to Condensed Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the May 15, 2013 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

YASHENG GROUP

May 20, 2013	By:	/s/ Ye Dong
Ye Dong
Chief Executive Officer