Form 10-Q
period 2013-06-30
Yasheng Group
filed 2013-08-19
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of June 30, 2013, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three month and six month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Corporation’s management.

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

/S/ Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China
August 8, 2013

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	11,173,114	10,980,384
Accounts receivable, net	99,354,811	91,880,065
Inventories	260,295,386	227,294,252
Prepaid and other current assets	4,347842	3,962,855

Total current assets	375,171,153	334,117,556

Equity and other investments	207,913	204,380

Property, plant and equipment, net	801,581,213	785,135,358
Construction in progress	7,023,322	7,488,107
Intangible assets, net	1,044,299,426	1,033,037,846

Total assets	2,228,283,027	2,159,983,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	21,179,832	25,058,592
Short term loans	7,283,085	9,545,780
VAT Tax payable	798,,226	828,517
Current portion of long term debt	4,437,913	4,930,826
Other current liabilities	700,272	726,773

Total current liabilities	34,399,229	41,090,488

Long term payable	24,740,725	28,124,436

Total liabilities	59,140,054	69,214,924

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	424,668,353	388,404,930
Retained earnings	1,589,377,265	1,547,266,038

Total stockholders’ equity	2,169,142,973	2,090,768,323

Total liabilities & stockholders' equity	2,228,283,027	2,159,983,247

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	192,744,625	188,380,334	397,900,234	392,535,447

Cost of goods sold	170,735,500	166,574,017	353,397,672	348,346,591

Gross profit	22,009,125	21,806,317	44,502,562	44,188,856

Operating expenses:
Sales and marketing	354,523	345,711	724,615	714,147
General and administrative	752,967	785,051	1,692,701	1,720,822
Total operating expenses	1,107,490	1,130,762	2,417,316	2,434,969

Operating profit	20,901,635	20,675,555	42,085,246	41,753,886

Interest expense	-19,567	387,662	639,259	1,044,702

Other income (expense）	406,838	578,580	665,239	838,918

Income before income tax expense	21,328,040	20,866,473	42,111,227	41,548,102
Income tax expense

Net income	21,328,040	20,866,473	42,111,227	41,548,102

Basic earnings per share	0.14	0.13	0.27	0.27
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	42,117,227	41,548,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,451,214	4,540,991
Allowance for doubtful accounts	309,168	110,305

Changes in assets and liabilities:
Accounts receivable	-6,195,750	-2,210,526
Inventories	-29,072,310	-19,883,030
Prepaid and other current assets	-316,488	334,298
Accounts payable	-4,485,945	-3,305,991
Tax payables	-44,612	-76,663
Accrued expenses and other current liabilities	-44,328	-44,586
Net cash provided by operating activities	8,712,175	21,012,900

Cash flows from investing activities:
Purchase of assets	-2,136,963	-12,446,892
Investments
Net cash used in investing activities	-2,136,963	-12,446,892

Cash flows from financing activities:
Issuance of common stock
Dividends paid
Payment on land lease	-3,869,848	-3,530,755
Increase (decrease) in debt	-3,005,838	-4,744,650
Net cash provided by financing activities	-6,875,685	-8,275,404

Effect of exchange rate change on cash and cash equivalents	493,202	-140,714

Net increase (decrease) in cash and cash equivalents	192,730	149,890

Cash and cash equivalents at beginning of period	10,980,384	10,714,391
Cash and cash equivalents at end of period	11,173,114	10,864,281

Supplemental Disclosures:
Cash paid for interest	639,259	1,044,702
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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

	06/30/2013	12/31/2012

Buildings and improvements	$106,,441,428	$103,140,392
Farming facilities	95,527,520	94,345,971
Machinery and equipment	12,957,220	12,411,226
Transportation	304,549,124	299,928,699
Windbreak and Sand-break Trees	379,091,478	365,843,411
Total	898,566,769	875,669,700
Less: Accumulated Depreciation and amortization	96,985,556	90,534,342
Net	$801,581,213	$785,135,358

(k)	Intangible assets

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

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We are currently studying what effect, if any, this accounting will have on our financial statements.

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

The following is a breakdown of the major categories of inventories.

Inventory Breakdown	As of 06/30/2013	As of 12/31/2012
Raw material	51,098,454	46,131,100
Finished goods	138,412,603	119,049,524
Low value consumable goods	35,420,639	30,926,047
Packaging material	23,202,335	20,509,061
Maintenance material	12,161,355	10,678,519
Total	260,295,386	227,294,252

4.	China contribution plan

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

   Breakdown by Subsidiary    Unit: US Dollar

	Net Sales	Net Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit
Subsidiaries	ended	ended	ended	ended	ended	ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	$191,783,642	$190,125,198	$172,449,925	$169,787,972	$19,333,717	$20,337,226
Gansu Hongtai Agricultural Technology Co., Ltd.	52,796,044	52,084,208	47,929,341	47,293,577	4,866,702	4,790,631
Gansu Xiaheqing Industrial Co., Ltd.	9,953,402	9,325,944	7,996,258	7,832,683	1,957,144	1,493,261
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	46,992,388	46,457,453	41,720,719	41,617,262	5,271,669	4,840,191
Gansu Jinta Xingsheng Industrial Co., Ltd.	46,855,417	45,927,722	40,568,911	39,791,922	6,286,506	6,135,800
Gansu Jinta Yongsheng Agricultural Development Company.	48,941,569	48,084,399	42,312,379	41,609,041	6,629,190	6,475,358
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	577,774	530,523	420,139	414,134	157,635	116,389
Totals for six months	$397,900,234	$392,535,447	$353,397,672	$348,346,591	$44,502,562	$44,188,856

Other segments that assist management in its analysis of the company's performance are the segments by product group, namely, agriculture, livestock and biotechnology.  The following table contains that breakout of gross profit by product group.

6 months ended 6-30-2013

	Sales	Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit	Gross Profit %	Gross Profit %
	ended	ended	ended	ended	ended	ended	ended	ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Agriculture	394,072,725	389,087,896	350,038,470	345,086,865	44,034,255	44,001,031	11.17	11.0449
Livestock	825,746	724,815	671,245	658,752	154,501	66,063	8.00	8.5931
Biotechnology	3,001,763	2,722,736	2,687,957	2,600,974	313,806	121,762	4.06	4.7963
Total for six months	$397,900,234	$392,535,447	$353,397,672	$348,346,591	$44,502,562	$44,188,856	11.11	11.0025

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

RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Dollars (000's)	% of Sales	Dollars (000's)	% of Sales
Net Sales	$192,745	100%	$188,380	100%
Costs of Goods Sold	170,736	89%	166,574	88%
Gross profit	22,009	11%	21,806	11%
Sales and marketing expenses	355	0.2%	346	0.2%
General and administrative expenses	753	0.4%	785	0.4%
Interest expense	-20	0.0%	388	0.2%
Other income	407	0.2%	579	0.3%
Net income	$21,328	11%	$20,866	11%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented were 6.2252 RMB to 1 USD for the six months ended June 30, 2013 and 6.3090 RMB to 1 USD for the six months ended June 30, 2012

Net Sales. Sales are generated primarily from our farming operations and related side line products in China. Net sales for the three months ended June 30, 2013 increased by $5 million, or 3 % to $193 million as compared to $188 million for the three months ended June 30, 2012. The overall increase in net sales was primarily a result of the rising prices of agricultural products attributable to increasing demand in China. We also benefited from our expanded marketing network which covers more provinces, with more distributors and direct clients.

Factors of increased sales this Spring:

1)
According to the national monitoring of the prices of agricultural products and agricultural materials system, since the April and June, national vegetable prices decline significantly( including Gansu Province) , national average prices of vegetables the prices are going up nearly 3.16%, Meat and poultry prices rose 1.41%， National consumption slowdown in price increases for agricultural products.

2)
Depreciation of the dollar. Food, oil and other raw materials in the international market are priced in U.S. dollars. The average exchange rates for the periods presented were 6.2252 RMB to 1 USD for the six months ended June 30, 2013 and 6.3090 RMB to 1 USD for the six months ended June 30, 2012, currency proportion was down by 1.3%.

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production, the increase in cost is mainly due to the growth in the net sales.

Gross Profit and Gross Margin. Our gross profit for the three months ended June 30, 2013 increased by $0.2 million or 0.9% to $22 million from $21.8 million for the three months ended June 30, 2012. The improved margin was primarily a result of the growth in the net sales.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2013 increased by $8,812 or 2.5% to $354,523 as compared to $345,711 in the prior three months ended June 30, 2012.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2013 decreased by $32,084 or 4.1% to $752,967 from $785,051 for the three months ended June 30, 2012.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expenses and Other Income. Our interest expense for the three months ended June 30, 2013 decreased by $407,229 or 105% to -$19,567 as compared to $387,662 in the prior three months ended June 30, 2012. Our other income for the three months ended June 30, 2013 decreased by $171,742 or 29.7% to $406,838 as compared to $578,580 in the prior three months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $11.2 million and working capital of $340 million. This compared to cash and cash equivalents of $10.86 million and working capital of $200 million as of June 30, 2012. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Six Months Ended June 30st
	2013	2012
Net cash provided by operating activities	8,712	21,013
Net cash used in investing activities	-2,137	-12,447
Net cash used in financing activities	-6,876	-8,275
Effect of foreign currency translation on cash and cash equivalents	493	-141
Cash and cash equivalents at beginning of the period	10,980	10,714,391
Cash and cash equivalents at end of period	11,173	10,864

Net cash provided by operating activities was $8.7million for the six months ended June 30, 2013 as compared to $21 million for the six months ended June 30, 2012. Net cash used in investing activities was $2 million for the six months ended June 30, 2013 as compared to $12 million for the six months ended June 30, 2012. Net cash used in financing activities was $6.8 million for the six months ended June 30, 2013 compared with $8.3 million for the three months ended June 30, 2012.

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

Off-Balance Sheet Arrangements

As of June 30, 2013 and for the three months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

(a)       Evaluation of disclosure controls and procedures . Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Summary of Yasheng Labor Contract
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YASHENG GROUP

August 9, 2013	By:	/s/ Ye Dong
Ye Dong
Chief Executive Officer