Form 10-Q
period 2013-09-30
Yasheng Group
filed 2013-11-19
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of September 30, 2013, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three month and nine month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Corporation’s management.

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

/S/ Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzou, China
November 6, 2013

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	11,239,444	10,980,384
Accounts receivable, net	100,100,299	91,880,065
Inventories	289,962,192	227,294,252
Prepaid and other current assets	4,280,991	3,962,855

Total current assets	405,582,926	334,117,556

Equity and other investments	208,951	204,380

Property, plant and equipment, net	813,426,467	785,135,358
Construction in progress	7,058,393	7,488,107
Intangible assets, net	1,049,203,996	1,033,037,846

Total assets	2,275,480,733	2,159,983,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	21,252,423	25,058,592
Short term loans	6,750,163	9,545,780
VAT Tax payable	793,782	828,517
Current portion of long term debt	4,424,766	4,930,826
Other current liabilities	696,416	726,773

Total current liabilities	33,917,550	41,090,488

Long term payable	24,693,727	28,124,436

Total liabilities	58,611,277	69,214,924

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	428,364,720	388,404,930
Retained earnings	1,633,407,381	1,547,266,038

Total stockholders’ equity	2,216,869,456	2,090,768,323

Total liabilities & stockholders' equity	2,275,480,733	2,159,983,247

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	290,002,731	299,716,420	687,902,965	692,251,867

Cost of goods sold	243,934,138	254,672,361	597,331,810	603,018,952

Gross profit	46,068,593	45,044,059	90,571,155	89,232,915

Operating expenses:
Sales and marketing	561,457	522,638	1,286,072	1,236,785
General and administrative	1,370,639	1,236,931	3,063,340	2,957,753
Total operating expenses	1,932,097	1,759,569	4,349,413	4,194,538

Operating profit	44,136,496	43,284,490	86,221,742	85,038,377

Interest expense	108,156	39,817	747,415	1,084,519

Other income (expense）	1,776	23,501	667,015	862,419

Income before income tax expense	44,030,116	43,268,174	86,141,343	84,816,277
Income tax expense

Net income	44,030,116	43,268,174	86,141,343	84,816,277

Basic earnings per share	0.28	0.28	0.56	0.55
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	86,141,343	84,816,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,724,320	7,680,440
Allowance for doubtful accounts	323,808	179,205

Changes in assets and liabilities:
Accounts receivable	-6,489,145	-3,591,276
Inventories	-62,667,940	-59,544,898
Prepaid and other current assets	-229,507	365,618
Accounts payable	-4,592,510	-3,428,356
Tax payables	-53,265	-106,559
Accrued expenses and other current liabilities	-52,708	-45,697
Net cash provided by operating activities	20,104,397	26,324,753

Cash flows from investing activities:
Purchase of assets	-12,920,956	-10,838,251
Investments
Net cash used in investing activities	-12,920,956	-10,838,251

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Payment on land lease	-4,059,712	-3,613,953
Increase (decrease) in debt	-3,625,446	-5,443,087
Net cash provided by financing activities	-7,685,158	-9,057,041

Effect of exchange rate change on cash and cash equivalents	760,778	-273,053

Net increase (decrease) in cash and cash equivalents	259,060	6,156,409

Cash and cash equivalents at beginning of period	10,980,384	10,714,391
Cash and cash equivalents at end of period	11,239,444	16,870,801

Supplemental Disclosures:
Cash paid for interest	747,415	1,084,519
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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

	09/30/2013	12/31/2012

Buildings and improvements	$108,038,049	$103,140,392
Farming facilities	96,960,433	94,345,971
Machinery and equipment	13,151,578	12,411,226
Transportation	309,117,361	299,928,699
Windbreak and Sand-break Trees	384,777,850	365,843,411
Total	912,045,271	875,669,700
Less: Accumulated Depreciation and amortization	98,618,804	90,534,342
Net	$813,426,467	$785,135,358

(k)	Intangible assets

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

The following is a breakdown of the major categories of inventories.

Inventory Breakdown	As of 09/30/2013	As of 12/31/2012
Raw material	56,719,284	46,131,100
Finished goods	154,672,302	119,049.524
Low value consumables	39,316,910	30,926,047
Packaging material	25,754,592	20,509,061
Maintenance material	13,499,104	10,678,519
Total	289,962,192	227,294,252

4.	China contribution plan

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

Breakdown by Subsidiary    Unit: US Dollar

	Net Sales	Net Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit
Subsidiaries	ended	ended	ended	ended	ended	ended
	9/30/2013	9/30/2012	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	$332,855,203.00	$334,657,608.00	$292,326,778.00	$296,119,516.00	$40,528,425.00	$39,538,092.00
Gansu Hongtai Agricultural Technology Co., Ltd.	88,654,888	88,913,465	77,945,504	79,697,137	10,709,384	11,216,328
Gansu Xiaheqing Industrial Co., Ltd.	15,794,585	15,823,996	12,584,252	12,199,306	3,210,333	3,624,690
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	79,126,841	79,425,815	68,979,661	69,131,650	10,147,180	10,294,165
Gansu Jinta Xingsheng Industrial Co., Ltd.	87,967,074	88,221,303	76,337,426	74,035,665	11,629,648	11,185,638
Gansu Jinta Yongsheng Agricultural Development Company.	82,592,201	82,293,816	68,416,976	71,117,797	14,175,225	13,176,019
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	912,173	915,864	741,213	717,881	170,960	197,983
Totals for Quarter	$687,902,965.00	$692,251,867.00	$597,331,810.00	$603,018,952.00	$90,571,155.00	$89,232,915.00

Other segments that assist management in its analysis of the company's performance are the segments by product group, namely, agriculture, livestock and biotechnology.  The following table contains that breakout of gross profit by product group.

3 months ended 9-30-2013

	Sales	Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit	Gross Profit %	Gross Profit %
	ended	ended	ended	ended	ended	ended	ended	ended
	9/30/2013	9/30/2012	9/30/2013	9/30/2012	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Agriculture	681,980,124	686,565,195	591,630,002	597,525,799	90,350,122	89,039,396	13	13
Livestock	1,307,392	1,237,617	1,208,736	1,110,102	98,656	127,515	8	10
Biotechnology	4,615,449	4,449,055	4,493,072	4,383,051	122,377	66,004	3	5
Total for Quarter	$687,902,965	$692,251,867	$597,331,810	$603,018,952	$90,571,155	$89,232,915	13	13

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

RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Dollars (000's)	% of Sales	Dollars (000's)	% of Sales
Net Sales	$290,002	100%	$299,716	100%
Costs of Goods Sold	243,934	84%	254,672	85%
Gross profit	46,068	16%	45,044	15%
Sales and marketing expenses	561	0.2%	522	0.2%
General and administrative expenses	1,370	0.5%	1,236	0.4%
Interest expense	108	0.0%	39	0.0%
Other income	2	0.2%	23	0.0%
Net income	$44,030	15.2%	$43,268	14.4%

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented were 6.1931 RMB to 1 USD for the nine months ended September 30, 2013 and 6.3223 RMB to 1 USD for the nine months ended September 30, 2012

Net Sales. Sales are generated primarily from our farming operations and related side line products in China. Net sales for the nine months ended September 30, 2013 decreased by $4.3 million, or -0.63% to $688 million as compared to $692 million for the nine months ended September 30, 2012.

Factors of decreased sales this autumn:

From May to August this year£¬26 counties (districts, cities) of the seven cities (or autonomous prefectures) in Gansu Province, such as Longnan, Dingxi, Baiyin, Gannan, Qiangyang, Linxia and Tianshui etc. had in succession been hit by flood and hail disasters, and in July, the places such as Dingxi, Qingyang and Tiuanshui et al had successively been hit by storm rainfalls, which have brought a great deal of loses to the whole province's food sowing and harvesting. According to the Statistics Bureau of Gansu Province in August, this year Gansu Province has experienced a reduction in summer grain crops yield briefly, decreasing by 3.1% than at this time in 2012.

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production.

Gross Profit and Gross Margin. Our gross profit for the nine months ended September 30, 2013 increased by $1.3 million or 1.5% to $90.6 million from $89 million for the nine months ended September 30, 2012. The improved margin was primarily a result of the reduction in cost of goods sold.

Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2013 increased by $49,288 or 4% to $1,286,072 as compared to $1,236,785 in the prior nine months ended September 30, 2012.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2013 increased by $105.587 or 3.6% to $3,063,340 from $2,957,753 for the nine months ended September 30, 2012.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expenses and Other Income. Our interest expense for the nine months ended September 30, 2013 decreased by $337,104 or 31% to $747,415 as compared to $1,084,519 in the prior nine months ended September 30, 2012. Our other income for the nine months ended September 30, 2013 decreased by $195,403 or 23% to $667,015 as compared to $862,419 in the prior nine months ended September 30, 2012.

Liquidity and Capital Resources. As of September 30, 2013, we had cash and cash equivalents of $11.24 million and working capital of $371 million. This compared to cash and cash equivalents of $16.87 million and working capital of $242 million as of September 30, 2012. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Nine Months Ended September 30st
	2013	2012
Net cash provided by operating activities	20,104	26,324
Net cash used in investing activities	-12,920	-10.838
Net cash used in financing activities	-7,685	-9.057
Effect of foreign currency translation on cash and cash equivalents	760	-273
Cash and cash equivalents at beginning of the period	10,980	10,714
Cash and cash equivalents at end of period	11,239	16,870

Net cash provided by operating activities was $20 million for the nine months ended September 30, 2013 as compared to $26 million for the nine months ended September 30, 2012. Net cash used in investing activities was $12.9 million for the nine months ended September 30, 2013 as compared to $10.8 million for the nine months ended September 30, 2012. Net cash used in financing activities was $7.6 million for the nine months ended September 30, 2013 compared with $9 million for the nine months ended September 30, 2012.

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

Off-Balance Sheet Arrangements

As of September 30, 2013 and for the three months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

Our international sales accounted for very little of our net sales in the first three quarter of 2013.  As a result, we have exposure to foreign exchange risk with respect to a minor portion of our sales.  Fluctuations in exchange rates, particularly in the U.S. dollar to Chinese yuan (RMB) exchange rate, do not affect materially affect our gross and net profit margins even though they could result in foreign exchange and operating losses.

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

(a)       Evaluation of disclosure controls and procedures . Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

YASHENG GROUP

November 6, 2013	By:	/s/ Ye Dong
Ye Dong
Chief Executive Officer