Form 10-K
period 2013-12-31
Yasheng Group
filed 2014-03-31
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed fiscal year, June 30, 2013, was $8,490,000. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of December 31, 2013 was 155,097,355.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☑ No ☐

FORM 10-K INDEX

In this Annual Report on Form 10-K, references to “dollars” and “$” are to the United States dollars and, unless the context otherwise requires, YaSheng Group and its consolidated subsidiaries are referred to in this report as the “HERB” “YaSheng,”  the “Company,” “we,” “our” or “us.” In addition to historical information, this Annual Report on Form 10-K (“Annual Report”) for YaSheng  contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein  based on  (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the People’s Republic of China to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, and price control, (iii) our anticipated cash needs in light of our liquidity, (iv) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (v) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions or natural disasters,  on crop quality and yields and on our ability to grow;  and the availability of sufficient labor during peak growing and harvesting seasons, (vi)  the impact of foreign currency fluctuations, (vii) our plans for expansion of our business and cost savings, (viii) our ability to successfully integrate existing operations and acquisitions into our operations, and (ix ) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the People’s Republic of China  or elsewhere directed at mitigating the effects of climate change, and  other risk factors listed in the section of this Annual Report titled “Risk Factors” and elsewhere in this Annual Report.

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

Our food and agro-byproducts are processed primarily from premium specialty agriculture products grown in Northwest China in six agricultural product categories: fresh fruits, vegetables, field crops, specialty crops, seeds and eggs. We have been producing our award winning premium specialty agriculture products for over 30 years.  We harvest our crops through farms that we own and from collective farm operators. Our primary product offering includes over 30 major agriculture products under 6 product categories with the major products including: field crops: cotton, corns, barley, wheat, flax, alfalfa ; vegetables: onions, potatoes, beet, and peas; fruit: apples, pears, apricots: specialty crops: hops, wolfberries, cumin, hemp, liquorices; seeds: black melon seeds, sunflower seeds, corn seeds, flax seeds, hemp seeds; poultry: eggs.  We also produce many additional fresh fruits and vegetables which supply the local and provincial markets. We generated approximately 22.7% of our revenues from field crop based products, 14.9% from vegetable based products, 30.1% from fruits, 21.1% from specialty crops, 11.2% from seeds, and 1.9% from poultry products and the residual from other production during the year ended December 31, 2013.

We sell our products through an extensive nationwide sales and distribution network covering 19 provinces and over 118 cities in China.  As of December 31, 2013, we have approximately 232 distributors and 38 direct clients. Our products are also sold directly to food processors as well as processed within our company and then resold to supermarkets or other distributors, or further processed into retail food products.  We also sell many of our fresh products within Gansu province as well as nationally to food processors and distributors, or directly to the supermarkets. Our customers are based primarily in China and include national and international leading companies.  Our products are also sold as feed for livestock, ingredients for Chinese traditional medicines as well as other important ingredients in the food industry.

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

Our net sales for the year ended December 31, 2013 was $1,011 million. Our gross profit for the year ended December 31, 2013 was $143 million. Earnings per share for the year end December 31, 2013 were $0.88 per share.

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

In late 2012 and 2013, we formed four new subsidiaries to further our plans for expansion.  See corporate structure below for details.

Corporate Structure

We conduct our operations in China through our eight operating subsidiaries, and their numerous operating subsidiaries in China as described in further detail below.

1.          Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd.   Founded in 1997, Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd (“Gansu Tiaoshan Group”) is located in Jingtai County, Baiyin City, Gansu Province.  It has over 210th mu (Chinese mu is equal to 1/15 of a hectare or 1/6 of an acre) arable land. That including ：The national A Grade Green Food fruit base 20,000 mu, the Green Food Vegetable production base of 40,000 mu (potato, onion), the Pollution-Free Agricultural demonstration base 100,000 mu, the agricultural seed commercialization and breeding demonstration base 20,000 mu, the special medicine and herbs planting base of 30,000 mu. Its operating subsidiaries as described below primarily grow, process and sell products such as cotton, corn, barley, wheat, potatoes, beet, apple, pear, apricot, medlar, flax seeds, black seeds, sunflower seeds, hemp seeds, corn seeds, eggs, agricultural and cement.  The Tiaoshan Brand fruits have won numerous national and provincial awards as well as the Chinese Prestigious Product Award and its potato, apricot, crispy pear, and Fuji apple have been granted organic food by the China Organic Food Development Center. The Gansu Tiaoshan Group is certified as an A level national production base for organic food and fruits. The Gansu Tiaoshan Group is recognized by the Ministry of Agriculture as a demonstration farm (a model farm) and quality-trace experimental enterprises for environment-friendly agricultural products. Tiaoshan is the China green food Development Center for the national A-class green food fruit base; this is the only National Green Food production base in Gansu province.

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

•
Jingtai Tiaoshan Poultry Cultivation Co., Ltd was founded in 1985 and currently owns 8 egg hen houses and 5 nurturing houses. The company is mainly engaged in laying hens rising, feed processing and sales, domestic animal anti-epidemic service and high-tech development, and grain and oil processing and sales. There are 2 major varieties, Hailan and Haisai.  Both produce brown eggs also known as red-skin eggs.

•
Jingtai Tiaoshan Yafei Forest & Fruit Co., Ltd.   The company is mainly engaged in the processing and sale of fruits. It is one of the A level national "organic fruit" production bases with approximately 23,700 mu in land. Among other things, our orchards occupy an area of 15,000 mu, including 9,500 mu of pear orchard, 2,100 mu of apple orchard, and 1,600 mu of apricot orchard, which have a capacity of producing 37,000 tons of various fruits every year. We primarily produce “Zaosu Pear”, “Huangguan Pear”, “Huangjin Pear”, “Fuji Red Apple”, “Dajie Apricot” and candied fruits with the “Tiaoshan” brand and sell to Gansu, Interior Monglia, Ningxia, Qinghai, Henan, Shenzhen, Hong Kong, Macau and Northeast Asian countries. Yafei has long been recognized as “National Grade A Green Food Production Base”, “National Green Agriculture Model Enterprise”, “National Non-Environmental Damage Agricultural Product Model Base Farm”, “Gansu Province Agriculture Industrialization Leading Enterprise” and, “National Modern Reclamation Model Region” since 2004.

ITEM 1 — BUSINESS - continued

•
Jingtai Tiaoshan Yuanfeng Agricultural Co., Ltd.  Founded in 1989, the company currently owns 21,585 mu in land, including 18, 332 mu of arable land. It is a medium-size modern agricultural enterprise that integrates production, operation, and sales. It is a demonstration (for other farms to learn agro – tech methods) farm known nationally for environment-friendly agricultural products. The company has passed the ISO14001 environment management system authentication.   Its main products include corn breeding, processing onion, hemp, and sweet corn. The national organic food development center has certified many of Jingtai Tiaoshan Yuanfeng Agricultural Co.'s products as "organic food".

Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd.

Registration authority ： Gansu Provincial Industrial and Commercial Administration Bureau

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

Four new subsidiaries

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

Angel Star Nutrition LLC

Dec 31, 2013 Angel Star Nutrition LLC -- a Delaware-based Limited Liability Company.

Yasheng Group and IBC will be co-owners of Angel Star Nutrition LLC, with each party holding a 50% stake in the venture. Mei P. Wu (President of Yasheng Group) will serve as CEO, while Steven P. White (President of Intermountain Brands Corporation) will serve as President. The purpose of the new venture is to produce powdered infant formula and other nutrition products for distribution worldwide.

Registration Authority: State of Delaware, entity number: 140012521

Legal Domicile: 2282 South President Drive., Suite F, West Valley, Utah 84120

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

ITEM 1 — BUSINESS - continued

In February 2014, the world market prices of staples food biggest gain since the middle of 2012.

The food and Agriculture Organization of the United Nations report that the February food price index reached 208.1 points, 5.2% higher than in January, emphasizes at the same time, last month the price still 2.1% lower than the same period of last year.

At the same time, in February of this year, the average meat prices increased by the 0.5%, and other Food prices increased by the 3.6%, vegetable oil and sugar rise respectively 4.9%, 6.2%, and dairy products prices increased by 2.9%.

FAO pointed out that Ukraine's political tension is one of the reasons for the rise in food prices, the prices of other factors including the drought in Brazil, Southeast Asia and South America exceeding one's expectations of weather conditions, and the demand of North America, including food and biofuel production.

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

Yasheng group sells its products through an extensive nationwide sales and distribution network covering 19 provinces and over 118 cities in China. The company has approximately 232 distributors and 38 direct clients.

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

BUSINESS SEGMENTS

Our businesses primarily consist of farming and, to a lesser extent, cement manufacturing.   Our farming and food related products/premium specialty deep processed food and agricultural byproducts  contain numerous operating divisions that produce, process, market and distribute a variety of premium agricultural products grown in Northwest China.  As such, with the exception of Gansu Baiyin Agriculture and Reclamation Company, all other subsidiaries of the Company are primarily agricultural enterprises.  Included in our consolidated financial statements are results from the Company’s cement manufacturing business operations. For the years ended December 31, 2013 and 2012, this business contributed revenues totaling $6.84 and $6.75 million, respectively, which represents less than 1% of total consolidated sales for either year. The business volume of this segment has been and is expected to continue to remain relatively constant and is not significant to warrant separate segment reporting.  See Item 7.  Management’s Discussion and Analysis of Financial Condition & Results of Operations.

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

We generated approximately 22.7% of our revenues from field crop based products, 14.9% from vegetable based products, 30.1% from fruits, 21.1% from specialty crops, 11.2% from seeds, and 1.9% from poultry products and the residual from other production during the year ended December 31, 2013.

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

The per unit costs of producing our products are subject to the supply and price volatility of raw materials, especially fresh fruits and vegetables which are affected by factors such as weather, growing conditions and pests that are beyond our control. We believe our pricing remains competitive because of our control over necessary resources and low cost labor, high tech agriculture practices as well as long term relationships with our customers.

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

We currently sell our products to both distributors and direct customers across 19 provinces in China including: Gansu, Shanxi, Beijing, Shandong, Liaoning, Guangdong, Tianjin, Shanghai, Ningxia, Qinghai, Hebei, Inner Mongolia, Xinjiang, Jilin, Hubei, Guizhou, Xizang, and Hainan.  At December 31, 2013, we had approximately 219 distributors and 38 direct customers in China. We export our products indirectly through the Chinese companies with import and export qualification and licenses.

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

We typically enter into annual contracts with some of our distributors that are renewed at the beginning of the year.  We maintain stable relationships with our distributors, and many of them have been our distributors for more than three years. No customer or distributor accounted for more than 10% of our total revenue in fiscal year 2013.

We set up a trading company in 2010 to manage foreign investment and incoming revenues from overseas businesses and as well as to set up a new product development, sales, and marketing entities with domestic and international administration consolidated into the company. We believe that it will strengthen our sales and marketing, particularly the exporting of products.

RESALE SUPPLIERS

During the year ended December 31, 2013, we derived a substantial portion of the materials from which we produce our products for resale from many suppliers in Gansu and Northern China.  Dependence upon a limited number of suppliers poses business risks, which is one reason that we have a diverse choice of vendors for our operations. These suppliers make up seed, animal feed, fertilizer, agro business materials, incidental construction materials, and other related agriculture industry supplies companies.

COMPETITION

Since we are the largest agriculture company in Northwest China and provide premium quality products to the market, we believe we face little direct competition from the Northwest of China. Most of our competitors are smaller-sized local farms or medium size food processing companies. Compared to these competitors, we believe we have more diversified products, higher production capacity and greater resources as well as long term strategic relationships with national clients. We are designated as a national strategic supplier of commodities and supported with long term contracts with major institutions.

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

•
High Tech Agriculture Abilities .  We have the characteristics of advanced level of modern agricultural technology, a high degree of organization, a large market capacity and yield good economic returns.  Our ability to compete is better, we believe, than the traditional agriculture companies. The application of agricultural techniques, such as biological husbandry, genetically modified agriculture and water-saving irrigation, has increased agricultural single rate and quality.

•
Alignment with PRC Agriculture Development Policies .  We can ensure sustained and stable growth of modern agriculture in the aspects of capital, technology and manpower, and can speed up the process of industrialization of modern agriculture and export-oriented operations and can also enhance its international competitiveness. The development of our Company can adapt to China's development direction of agricultural policy. Based on our own funds each year, the Agricultural Development Bank of China can provide partial supporting funds.

ITEM 1 — BUSINESS - continued

•
Successful Operating Mode .  Our operating mode of modern agriculture in our Company has reached advanced domestic level in the aspects of policy arrangements, institutional design, coverage, as well as large farms covering small farms and processing enterprises linking the farming households. We have set up and amplified a sound modern agricultural operation system which incorporates processes to accommodate and maximize efficiencies, such as job responsibility, multilevel operating, multi-channel and multi-level responsibility sharing.

•
Long Term Established Relationships .  Local, provincial and national long term relationships have been a key advantage for the company as they have established long roots in Northwest China.  Our ability to take on challenges, implement large scale projects, and produce national leading products have brought much respect and confidence by the governmental and other business leaders in China. We have been honored as one of the top leading industrial companies in China, therefore receiving preferential policies and most favored abilities to take on new projects promoted by the Central Government.

•
Geological Agro Advantages .  The climate of Northwest China plays a key role in our competitive advantage. The long days of sunshine, low humidity, temperature difference between day and night, and aerated soil, all contribute to the production of quality products of size, flavor, and nutritional value. Most products are grown organically and contain no pesticides. These favorable climate conditions lower cost of production because the use of pesticides or heavy fertilizers in not needed. An additional climate factor is low industrial complex and population in Gansu lowers the impact of pollutants on the environment.

•
Extensive Sales and Distribution Network .  Our extensive sales and distribution network allows us to reach a wide range of customers all over the nation. As of December 31, 2013 we had approximately 218 major regional distributors in 19 provinces. Our distributors sell our products through their own network in the region to their various customers, including food processors, supermarkets and wholesale stores. We have a stable and effective group of distributors who helped to sell our products all over China.

•
Experienced Management Team .  Our management team has extensive operating experience and industry knowledge.  Dong Ye, our Chairman and CEO, has over 30 years of experience in the agriculture industry. Our senior management staff has extensive local industry experience combined with international experience. We believe that our management team’s experience and capabilities have contributed greatly to our significant growth in the past years.

•
High Tech Irrigation Techniques .  Our drip irrigation also allows for the most efficient water application keeping the costs down. Ground and runoff water come from the upper reaches of the Yellow River or Qilian Mountain glaciers therefore lowering the impact of pollution coming into the water table. Gansu province has a direct water source and is not downstream from neighboring industrial provinces.

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

Location and operations

 We intend to conduct this business through Lemco Yasheng LLC which we formed in January of 2013 to facilitate the joint venture with LEMCO Investments Limited, (the BVI and the UK) once the joint venture is executed.  Lemco Yasheng LLC is still in its due diligence phase of the endeavor and has not made a final decision on how and when it will proceed. Under the proposed joint venture, Yasheng will provide Lemco Yasheng LLC with strategic agricultural management for sustainable use, forestry conservation, new tree plantation, mineral mining, and environmental services including the sale of carbon credits on the China Environment and Carbon Exchange .

HEMP AS AN AGRICULTURAL COMMODITY

“Summary Industrial hemp is a variety of Cannabis sativa and is of the same plant species as marijuana. However, hemp is genetically different and distinguished by its use and chemical makeup. Hemp has long been cultivated for non-drug use in the production of industrial and other goods. Some estimate that the global market for hemp consists of more than 25,000 products. It can be grown as a fiber, seed, or other dual-purpose crop. Hemp fibers are used in a wide range of products, including fabrics and textiles, yarns and raw or processed spun fibers, paper, carpeting, home furnishings, construction and insulation materials, auto parts, and composites. The interior stalk (hurd) is used in various applications such as animal bedding, raw material inputs, low-quality papers, and composites. Hemp seed and oilcake are used in a range of foods and beverages, and can be an alternative food protein source. Oil from the crushed hemp seed is an ingredient in a range of body-care products and also nutritional supplements. Hemp seed is also used for industrial oils, cosmetics and personal care, and pharmaceuticals, among other composites.

Precise data are is not available on the size of the U.S. market for hemp-based products. Current   industry estimates report that U.S. retail sales of all hemp-based products may be nearly $500 million per year. Because there is no commercial industrial hemp production in the United States, the U.S. market is largely dependent on imports, both as finished hemp-containing products and as ingredients for use in further processing.

In the early 1990s a sustained resurgence of interest in allowing commercial cultivation of industrial hemp began in the United States. Several states have conducted economic or market studies, and have initiated or passed legislation to expand state-level resources and production. Several states have legalized the cultivation and research of industrial hemp, including Colorado, Hawaii, Kentucky, Maine, Maryland, Montana, North Dakota, Oregon, Vermont, Washington, and West Virginia. However, because federal law still prohibits cultivation, a grower still must get permission from the DEA in order to grow hemp, or face the possibility of federal charges or property confiscation, despite having a state-issued permit.

 U.S. Hemp Imports The import value of hemp-based products imported and sold in the United States is difficult to estimate accurately. For some traded products, available statistics have only limited breakouts or have been expanded only recently to capture hemp subcategories within the broader trade categories for oilseeds and fibers. Reporting errors are evident in some of the trade data, since reported export data for hemp from Canada do not consistently match reported U.S. import data for the same products (especially for hemp seeds). Given these data limitations, available trade statistics indicate that the value of U.S. imports under categories actually labeled “hemp,” such as hemp seeds and fibers, which are more often used as inputs for use in further manufacturing, was nearly $11.5 million in 2011. Compared to available data for 2007, the value of imported hemp products for use as inputs and ingredients has more than doubled. However, import volumes for other products such as hemp oil and fabrics are lower (Table 1). Trade data are not available for finished products, such as hemp-based clothing or   other products including construction materials, carpets, or hemp-based paper products. The single largest supplier of U.S. imports of raw and processed hemp fiber is China. Other leading country suppliers include Romania, Hungary, India, and other European countries. The single largest source of U.S. imports of hemp seed and oilcake is Canada. The total value of Canada’s exports of hemp seed to the United States has grown significantly in recent years.” Sources from Congressional Research Service

ITEM 1 — BUSINESS - continued

INTELLECTUAL PROPERTY

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

ITEM 1 — BUSINESS - continued

Trademarks

We own eight PRC registered trademarks, "YASHENG", "TIAO SHAN", "XIA HE QING", "LV JIA", "XING WEI", “LIN DAN”, “JING TAI”, “TAI YU” “ JIUAN” “ANGEL STAR”.

EMPLOYEES

As of December 31, 2013, we had over 15,000 employees. The majority of employees are based in China, and approximately 9 employees or contract employees are based in our U.S. headquarters.   Some of our employees in China are members of a labor union.  Among all the employees, approximately 70% employees are farm workers, 11% employees are salespeople, 6% employees are management staff, and 13% are technical staff.

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

Financial risks .

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

•	changes in overseas economic conditions,

•	fluctuations in currency exchange rates,

•	potentially weaker intellectual property protections,

•	changing and conflicting local laws and other regulatory requirements,

•	trade agreements ,

ITEM 1A — RISK FACTORS - continued

•	political and economic instability,

•	war, acts of terrorism or other hostilities,

•	potentially adverse tax consequences, or

•	Difficulties in staffing and managing foreign operations.

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

Our Common Stock presently trades on the Pink OTC Markets, Inc. (“Pink Sheets”) under the symbol “HERB.” We cannot assure you, however, that such market will continue or that you will be able to liquidate your shares at the price you paid or otherwise.  We also cannot assure you that any other market will be established in the future.  The price of our common stock may be highly volatile and your liquidity may be adversely affected in the future.

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

As of December 31, 2013, approximately 78% of our shares of outstanding common stock were held by Gansu Yasheng.  We expect our principal shareholder to continue to use its interest in our common stock to direct our management, to significantly influence the election of our entire board of directors, to determine the method and timing of the payment of dividends also limited by debt covenants, to determine substantially all other matters requiring shareholder approval and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the common stock at a premium over their market price and may otherwise adversely affect the market price of the common stock.  In addition, Gansu Yasheng may affect certain corporate transactions such as a merger without seeking the other shareholders approval.

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

We may issue our securities to acquire companies or assets.  If we issue additional shares of our common stock, the equity interest of our existing stockholders may be reduced significantly, and the market price of our common stock may decrease.  If we issue debt securities as part of a transaction and we are unable to generate sufficient operating revenues to pay the principal amount and accrued interest on that debt, we may be forced to sell all or a significant portion of our assets to satisfy our debt service obligations, unless we are able to refinance or negotiate an extension of our payment obligation.  Even if we are able to meet our debt service obligations as they become due, the holders of that debt may accelerate payment if we fail to comply with, and/or are unable to obtain waivers of, covenants that require us to maintain certain financial ratios or reserves or satisfy certain other financial restrictions.  In addition, financial and other covenants in the agreements we may enter into to secure debt financing may restrict our ability to obtain additional financing and our flexibility in operating our busine ss.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None

ITEM 2 — PROPERTIES

The following is a description of our significant properties.

United States

Our principal executive office in California is located at 850 Veterans Blvd., #228, Redwood City, California  94063. We lease an office space of 3,000 square feet on an annual basis at a cost of $6,500 per month.

We own 81 acres in Southern California at U.S. Highway 395 and California 58 in Kramer Junction, California.

We have staked 48 placer mining claims covering 960 acres in La Paz County, Arizona near the Plomosa Mountain load and placer claims the company optioned in 2011. The Plomosa Mining District is characterized by linear mountain ranges separated by alluvium-filled basins.

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

 Our eight operating subsidiaries have over 300,000 acres of land, with land use rights for 70 years. This includes 65,000 acres are being used for cultivation of crops and has been in use for 35 years. The land use rights are renewable at the end of the each period. This land is spread out from one end of Gansu Province to the other within the eight companies.

Gansu Tiaoshan Group Co., Ltd., as subsidiary, owns 1,342 square meters of office building in Yitiaoshan Town, Jingtai County, Gansu Province, 87,342 square meters of area for production and processing, 60,000 acres of land includes such as distillery, woolen jumper factory, cement factory, preserved fruit factory, honey factory, chicken farm, orchard, plantation and ranch, and cultivates.

Gansu Xiaheqing Industrial Group Co., Ltd., as subsidiary, owns 3,670 square meters of large department store in Jiuquan City, Gansu Province, 70,000 acres of land includes malt processing factory and hops processing factory, and cultivates.

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

ITEM 4 — REMOVED AND RESERVED

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTCQB (OTC Markets Inc.) under the symbol “HERB”.  The following table shows the range of the high and low bid for our common stock as reported by OTCQB for each quarterly period within the two most recent fiscal years is set forth below:

	Bid Prices
	High	Low
2013
Quarter ended December 31, 2013	$0.78	$0.58
Quarter ended September 30, 2013	$0.78	$0.46
Quarter ended June 30, 2013	$0.60	$0.41
Quarter ended March 31, 2013	$0.53	$0.33

2012
Quarter ended December 31, 2012	$0.70	$0.33
Quarter ended September 30, 2012	$0.58	$0.35
Quarter ended June 30, 2012	$0.70	$0.40
Quarter ended March 31, 2012	$0.90	$0.50

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of December 31, 2013, the number of stockholders of record was approximately 345, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

Overview

Yasheng Group (HERB) is a holding company that operates eight subsidiaries comprised of twenty operating entities making up a group of leading producers of premium specialty agriculture products in China.

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

We generated approximately 22.7% of our revenues from field crop based products, 14.9% from vegetable based products, 30.1% from fruits, 21.1% from specialty crops, 11.2% from seeds, and 1.9% from poultry products and the residual from other production during the year ended December 31, 2013.

The following discussion of our operating performance is based upon the 2013 and 2012 financial statements and the agriculture industry within the PRC.

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

High-tech Agriculture. We own the land use rights to over 115,000 acres of farmland that are cultivated using the latest scientific technologies to produce a wide variety of agricultural products. In addition we have invested in several new hi-tech industrial projects including the introduction of the most advanced and expansive drip-irrigation system, through a joint venture with Netafim a global manufactures advanced drip irrigation systems and GanSu Yasheng Industrial Group. The facility has an annual capacity of 120 million meters, all of which is carried out according to Netafim technical standards. The facility offers irrigation systems and related technology that aid in the optimization of water and fertility of crops, which increases yields while lowering production costs.

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

Product Offering and Pricing. Agriculture products have been and are expected to remain our primary product base. We are a national strategic commodity supplier for China and continue to expand into high end markets with quality agriculture products. Our product pricing remains competitive principally because of our vast amount of resources, available low cost labor, high tech agriculture practices, and long standing relationships with our customers. In the future we plan to continue to focus on higher margin deep processed products and have begun implementing a strategic plan to expand our product line with by-products from our core cultivated agro raw materials such as hops extract, hemp products ,flavorings, deep potato processing, organic fertilizers, animal feeds, eco-friendly pesticides, and bio energy. The gross margins for our agriculture products for the years ended December 31, 2013 and 2012 were approximately 13% and 12.8%, respectively.

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

   Cement manufacturing business segment. Included in our consolidated financial statements are results from the Company’s cement manufacturing business operations. For the years ended December 31, 2013 and 2012, this business contributed revenues totaling $6.84 and $6.75 million respectively which represents less than 1.3% of total consolidated sales for either year. The business volumes of this segment have been and are expected to continue to remain relatively constant and are not significant to warrant separate segment reporting.

Effects of inflation. Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in agriculture products and continually maintain effective cost control in operations.

Results of Operations

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
	Dollars	% of Sales	Dollars	% of Sales
	(000's)		(000's)

Net Sales	$1,011,324	100.0%	$993,102	100.0%
Costs of Goods Sold	867,846	85.81	859,918	86.58
Gross profit	143,478	14.19	133,185	13.41
Sales and marketing expenses	2,010	0.2	1,944	0.2
General and administrative expenses	4,725	0.47	4,599	0.4
Interest expense	937	0.09	1,110	0.11
Other income	688	0.07	886	0.09
Net income	$136,493	13.5	$126,417	12.72

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The functional currency of our operations is the Chinese RMB which is being reported in US Dollars for financial statement reporting purposes. The results of operations reported in the table above are based on an average exchange rate of 6.1633 RMB to $1 US for the year ended December 31, 2013 and an average exchange rate of 6.31 RMB to $1 US for the year ended December 31, 2012.

Net Sales. In the beginning of 2013, the global economy continued to recover. The company expanded seed, vegetable and organic agricultural product lines, with strengthened internal control system implementation. We generate sales from our farm and side line products. Net sales for the year ended December 31, 2013 increased $18 million or 1.8% to $1,011 million as compared to $993 million for the year ended December 31, 2012. The increase in net sales was attributable to higher yields and a better product mix. We also continued to benefit from expanded distribution channels. However, at the beginning and the end of 2013, most of the northern regions experienced cold weather with snow and wind, negatively affecting fruit tree harvests.

Cost of Goods Sold. Our cost of goods sold consists primarily of the costs of raw materials, labor, and overhead. Cost of sales for the year ended December 31, 2013 increased by $7.9 million, or 0.9%, to $868 million from $860 million for the year ended December 31, 2012. Due to management’s continued heightened focus on cost control exercised throughout production, costs grew less than sales. The Gansu Provincial Development and Reform Commission reported that in 2013 the major reasons for increased agricultural costs were: transportation and diesel costs continued to rise, fertilizer prices are stable during the year, the costs for consumables such as pesticides, seeds, agricultural film increased, and labor costs continued to rise.

Gross Profit and Gross Margin. Our gross profit for the year ended December 31, 2013 increased $10.3 million or 8% to $143 million from $133 million for the year ended December 31, 2012. The profit improvement was a result of increased production.

Sales and Marketing Expenses. Our sales and marketing expenses for the year ended December 31, 2013 remained almost level with an increase of $0.07 million as compared to the prior year ended December 31, 2012 due principally to management’s continued emphasis on cost control.

General and Administrative Expenses.

Our general and administrative expenses for the year ended December 31, 2013 increased by $0.13 million as compared to the prior year ended December 31, 2012, due principally to management's continued heightened focus on controlling costs.

Interest Expenses and Other Income. Our interest expense was reduced to $0.94 million, and other income decreased to $0.69 million, respectively for the year ended December 31, 2013.

Accounts receivable, net: The Accounts Receivable, net ending balance was $103 million, at the beginning of the year it was $92 million, giving an increase of 12%.

Inventories: The Inventory ending balance was $319 million compared to $227 million for the year ended December 31, 2012. This gives an increase of 40% which was mainly the result of the conversion exchange rate, and the increases in chemical fertilizers, pesticides , seed reserves, increasing inventory will increase revenues.

Property, plant and equipment, net:   The ending balance of property, plant and equipment was $849 million; the beginning balance was $785 million.   This increase of 8% was due mainly to the result of the changes in the exchange rate.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Construction in progress:   Construction in progress has an ending balance of $7.08 million and the beginning balance of $7.49 million.  This was an decrease of 5.4%.

Accounts payable and accrued expenses: The accounts payable ending balance was $31.5 million

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

	Year Ended December 31,

	2013	2012

Net cash provided by operating activities	$51,093	$23,703
Net cash used in investing activities	(43,779)	(11,122)
Net cash used in financing activities	(8,353)	(13,203)
Cash and cash equivalents at beginning of the period	10,980	10,714
Cash and cash equivalents at end of period	11,337	10,980

Net cash provided by operating activities was $51 million for fiscal year 2013 as compared to $23.7 million for fiscal year 2012. Net cash provided by operating activities was higher during the current year in relation to the prior year principally because of increases in net sales and reductions in the amount of account receivables outstanding. Net cash used in investing activities was $43.78 million for fiscal year 2013 as compared to $11.12 million in fiscal year 2012. The increase was attributed to assets purchase. Net cash used in financing activities was $8.35 million for calendar year 2013 compared with $13.2 million for calendar year 2012. The decrease was attributed to less debt repayment during the current year as compared to the previous year.

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

Key Performance Metrics – Our cash conversion cycle for fiscal year ended December 31, 2013 deteriorated from the fiscal year ended December 31, 2012. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

	Fiscal Year Ended
	2013	2012	2011

Days of sales outstanding(a)	37	33	35
Days of supply in inventory(b)	50	45	37
Days in accounts payable(c)	25	22	31

Cash conversion cycle	62	56	41

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

 The DSO increased 4 days, the DSI increased 5 days,  and the DPO increased 3 days in 2012, compared to 2012,  this main due to the price of materials and finished goods rise up greatly in 2013, and we purchase our materials mainly in the first half year, and harvest and sell most of our products  in the second half. We updated the contracts with our vendors and customers in the second half year, so the price of materials and products were flat in the first half year. And these make the DSI increased greatly but the DPO decreased greatly.

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

Future development trends of the company

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

2013 board meetings

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

Through the comprehensive development of 400,000 acres of pasture, shape the scale of amount of livestock on hand of 368,000 beef cattle and 240,000 mutton sheep, we believe we will achieve an annual production capacity of 92,000 tons of beef and 10,080 tons of mutton sheep. The total investment of the project is $322 million, of which $153 million is investment in fixed assets and working capital of $169 million.  After completion of the project, which could realize sales income of $321 million with annual additional net earnings of $73 million.

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

D. Industrial hemp planning

In 2014, Yasheng Group plans to increase development and research of industrial hemp. It has successfully formed and planned industry chains such as seed growing, cultivation, preliminary work to research and develop fiber, hemp seed processing, new types of building material, health food, and clothing.

Hemp projects Yasheng Group has planned for 2014:

Natural green health knitwear, Including: Clothing design and processing with the use of hemp fabrics. This kind of textile fabric can shield more than 95% of ultraviolet (UV) light, does not change color in 370 ℃ temperature, does not burn at 1000 ℃, and has good heat resistance and sun-proof performance.

Hemp health socks distribution: Yasheng Group's Orignal Brand - Hemp Route Socks: which have been knitted by hemp and cotton together in different proportions. The foot care function is superior to that of cotton socks, its biggest characteristics been deodorization, disinfection, and  prevention and treatment of Athlete's Foot.

Hemp oil and hemp protein processing and production projects: hemp seed contains eight kinds of essential amino acids needed by everyone, the unsaturated fatty acid content is close to 90%, higher than deep sea fish Oil. Hemp extraction for Cannabinoid and CBD applications: The application of Cannabinoids has been recognized (including cannabidiol ("CBD") and used to provide analgesia and neuroprotection, reduce inflammation and help relieve nausea and vomiting, as well as the treatment of epilepsy, anxiety, and glaucoma.

Yasheng Group has set up hemp ecological agriculture bases in Gansu Province and the Inner Mongolia Autonomous Region. Approximately 10,000 mu of hemp were planted in 2013, and in 2014 the planned cultivated area of hemp will be expanded to over  20,000 mu.

In 2013, Yasheng Group registered the URL www.hemproute.com. The site will be used to market the company’s hemp products in the United States.

Yasheng Group devoted itself to exploring the international market for hemp, and has formally invested in the scientific research projects such as hemp cultivation and hemp fiber processing and comprehensive utilization of hemp. Currently, only China, Canada, France and Germany have grasped the development and utilization technology of hemp fiber. China's R&D results have reached an advanced level compared to the rest of the world.

E. Angel Star infant formula produced in the US project

Angel Star Nutrition LLC is a startup company that was formed to develop, manufacture in the USA, and export/distribute infant formula products to the Chinese health conscious consumer marketplace.

Angel Star Nutrition LLC was founded by the need to supply China, the world’s largest consumer market, with a quality infant formula produced in the USA. In response to the melamine infant formula scandal in 2008, Yasheng Groupsaw an enormous market opportunity to enter the Chinese market by manufacturing infant formula in the United States and exporting/distributing to China.
After several years of product development and waiting for approval from the Chinese and US food safety agencies, Angel Star Nutrition LLC is now one of the few companies capable of supplying high-quality USA infant formula to China.

Angel Star Nutrition LLC. Is a modern state of the art infant formula manufacturer located in Utah, USA. This assures the highest FDA safety standards that the Chinese consumer market demands. Yasheng Group employs over 200 people distributing products through its own extensive nationwide sales and distribution network in China. Our network covers 19 provinces and over 118cities with approximately 232 distributors reaching a market that is over 500 million Chinese consumers and growing. Angel Star formulas are created based on specific strict nutritional guidelines and approved by the Chinese government. Angel Star facilities that produce, process and package Angel Star products conform to USDA, FDA and Chinese Government inspection and license requirements.

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

(H) Enter into Organic farming and food business

(I) Enter into Organic Fertilizer Business

(J) Enter into a Global expansion for HEMP industry business

Off-Balance Sheet Arrangements

            As of December 31, 2013 and for the three years then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

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

In our last annual report for fiscal year 2011, we concluded our disclosure controls and procedures were not effective because we did not timely file our periodic reports. However, on August 13, 2010 we completed filing our past due periodic reports. What’s more, the company took active actions to remedy its disclosure controls and procedures, including but without limitation to, allocate more management and financial personnel with U.S. GAAP experience and outside financial counsels as well as supporting staff, to maintain and reinforce our internal controls and procedures. We monitor the disclosure controls and procedures through our internal self-assessments program. As a result, our reports have been filed on a timely basis after we finished filing our past due reports. Based on our evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that as of December 31, 2012, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting.

History

In 2004 GanSu Yasheng Salt Industrial Group established Yasheng Group, a California Corporation to prepare for a listing on a U.S. public exchange, access international markets, and implement the company’s expansion plans.

ITEM 9A (T). CONTROLS AND PROCEDURES - continued

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

              The Hongxin CPA, an independent registered public accounting firm, has audited the consolidated financial statements of Yasheng Group for the fiscal year ended December 31, 2013, in accordance with the auditing standards generally accepted in the United States of America and with accounting principles generally accepted in the United States of America, and as part of their audit, has issued their report, hereinafter, on the effectiveness of our internal control over financial reporting.

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

Excepted as described above, there were no changes in our internal control over financial reporting during our fiscal year of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held	Date Appointed/Elected

Dong Ye	55	Chairman and Chief Executive Officer	2013
Wu Mei Ping	43	President/Director	2003
Wang Deng Fu	57	Director	1998
Zhuang Hai Yun	44	Director and Chief Financial Officer	2004
Wang Xitian	58	Director	2007
He Shurong	57	Director	2007
Wei Lefu	65	Director	2007
Yang Shengniu	54	Director	2008
Wei Tingwu	47	Director	2010
Yang Baoquan	47	Director	2010
Zhang Xinmin	44	Director	2010
Liu Darong	47	Director	2010
Wang Anxue	59	Director	2010

Biographies

     Mr. Dong Ye. Chairman of Yasheng Group, Mr. Dong Ye is 55 years old and graduated from the Institute of Hexi College in Gansu Province in 1982 with a bachelor’s degree in economics. Mr. Dong Ye’s first employment was with the Gansu AluminuYe Group. From May 1983 to July 2000, Mr. Dong Ye successively served as Principal of the Children Secondary School of the Gansu Aluminum Group Company, Secretary of Youth League Committee of the Group Company, Propaganda Minister, Office Director and Deputy General Manager of Gansu Wan Xuan Aluminum LLC. From August 2000 to August 2002, Mr. Dong Ye further studied in the Graduate School of BNU (Beijing Normal University) majoring in "Management Philosophy". From September 2002 to July 2003, he took a temporary post in the Shenzhen KaiShi Group, serving as standing Vice General Manager. From April 2008 to March 2011, Mr. Dong Ye served as General Manager of Lanzhou (Gansu Province) New West Wei Niwei Plant. From April 2011 to April 2013, he served as Party Secretary of the Company. From June 2012 to April 2013, he was Deputy General Manager of the Company and since April 2013 he has been holding the post of Chairman of YaSheng Group.

     Wu Mei Ping. Ms. Wu is President of YaSheng Group and sits on the Board of Directors. She is also holds an honorary PhD in Architecture and a master of Business Administration. Ms. Wu practiced architecture for many years and designed dozens of significant buildings throughout Northwestern China. She is an accomplished and published artist. Ms. Wu works for YaSheng Group for over eleven years and has been an active business leader in the bay area of California for twelve years. She has accumulated extensive experience in operation and management. Ms. Wu is also Honorary Principal of Silk Road Fine Art Research Institution.

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

            Mr. Zhuang Haiyun. Mr. Zhuang has served as both the Chief Financial Officer and Director of the Company since March 2007. Between February 2005 and May 2006, Mr. Zhuang was the Chief Financial Officer of Gansu Salt Industrial Group. From December 2003 to March 2007, he served as the Chief Financial Officer of Yasheng Group. Mr. Zhuang was the General Accountant of Gansu Salt Industrial Group from June 1998 to November 2003. Mr. Zhuang holds a bachelor degree in Accounting. Mr. Zhuang, a Senior Accountant, has over 16-year experience in business administration and finance of agriculture industry.

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

                 Mr. Wang Anxue . Mr. Wang has served as a Senior Engineer with the Suzhou Municipal Water Affairs Bureau in China from 2000 to 2010, in charge of water resources engineering survey and design. During the period, he won a Second Prize in Science and Technology Progress at Gansu Province level. Previously, from 1986 to 2000, Mr. Wang served as the Corp Secretary for Jiuquan Dayu Co., Ltd., a listed company in China. Mr. Wang is a Senior Engineer. He holds a Bachelor’s Degree in Engineering. Mr. Wang has over 25 years’ experience in survey and administrative management. Mr. Wang currently is an independent director. He also serves as both a member of the Compensation Committee and a member of the Audit Committee.

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

The following table sets forth information regarding all forms of compensation earned by the named executive officers during the fiscal years ended December 31, 2013 and December 31, 2012, respectively.

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	All Other Compensation		Total

Dong Ye CEO	2013	$30,000		$-0-	$-0-	$-0-	$15,000	(2)	$40,000
	2012	$30,000		$-0-	$-0-	$-0-	$15,000	(2)	$40,000
Wu Meiping, President	2013	$120,000	(1)	$-0-	$-0-	$-0-	$-0-		$120,000
	2012	$120,000	(1)	$-0-	$-0-	$-0-	$-0-		$120,000
Zhuang Haiyun, CFO	2013	$20,000		$10,000	$-0-	$-0-	$-0-		$30,000
	2012	$20,000		$10,000	$-0-	$-0-	$-0-		$30,000

 (1) Ms. Wu was entitled to $120,000 per annum but only received $65,000 during 2013 and 2012.
 (2) Mr. Dong receives certain housing, travel and auto allowances in the aggregate amount of approximately $9,000 per year.

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers held any unexercised stock options at December 31, 2013.  As of December 31, 2013, there were no outstanding stock awards.

Director Compensation Table

Our directors do not receive cash compensation for their services.  Our directors received no compensation during the year ended December 31, 2013 for serving as directors.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2013, on which date there were 155,097,355 shares of common stock issued and outstanding. The information in this table provides the ownership information for:

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Shares Underlying Convertible Securities (1)	Total	Percent (2)
Directors and Named Executive Officers(3)
Dong Ye (2)	121,842,733	0	121,842,733	78.6.	%
Wu Mei Ping (4)	11,100,000	0	11,100,000	7. 2%
Fu Wang Deng	n/a	0	n/a	n/a	%
Hai Yun Zhuang	n/a	0	n/a	n/a	%
Wang Xitian	n/a	0	n/a	n/a	%
Wei Lefu	n/a	0	n/a	n/a	%
He Shurong	n/a	0	n/a	n/a	%
Yang Shengniu	n/a	0	n/a	n/a	%
Directors and executive officers as a group persons	132,942,733	0	132,942,733	85.8%
5% or more Beneficial Owners
Gansu Yasheng Salt Chemical Industrial Group, Ltd (3)	121,842,733	0	121,842,733	78.6%
Gansu Tiaoshan Agriculture Industrial Commerce Group, Ltd (5)	8,000,000	0	8,000,000	5.1%

(1)	Based on 155,097,355 shares of our common stock outstanding as of Dec. 31, 2013.
(2)	Unless otherwise indicated, the business address of each of our directors and executive offices is Yasheng Mansion, 105 Qin’an Road, Lanzhou, Gansu, China.
(3)	Represents 121,842,733 shares owned by Gansu Yasheng Salt Chemical Industrial Group for which Mr. Dong serves as legal representative and has voting control.
(4)	The address for this beneficial owner is 805 Veterans Blvd., Suite 228, Redwood City, California 94063.
(5)	Represents 8,000,000 shares owned by Gansu Tiaoshan Agriculture Industrial Commerce Group, Ltd which Mr. Luo Sheng Jing serves as legal representative and has voting control.

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

Zhang Xinmin, Liu Darong, Wei Tingwu, Zhang Baoquan, Wang Anxue

None of the non-management directors conducted any transactions or had any relationships with us in 2013.

None of the non-management directors receives any fees from us other than those received in his or her capacity as a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Audit Fees

Audit Fees.  Our auditors for the years ended December 31, 2013 and 2012 were Gansu Hongxin, Certified Public Accountants Co., Ltd., Lanzhou, China.  The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2013 and the review of our quarterly reports for such year amounted to approximately RMB $1,300,000. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2012 and the review of our quarterly reports for such year, amounted to approximately RMB $1,250,000.

Audit Related Fees. For the years ended December 31, 2013 and December 31, 2012, we paid $0 and $0, respectively, to Gansu Hongxin for other audit related fees.

Tax Fees.  For the years ended December 31, 2013 and December 31, 2012, we paid $0 and $0, respectively, to Gansu Hongxin for tax related fees.

All Other Fees.   For the years ended December 31, 2013 and December 31, 2012, we paid $0 and $0, respectively, to Gansu Hongxin for all other fees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. - continued

The above-mentioned fees are set forth as follows in tabular form:

	2013	2012

Audit Fees	RMB $1,300,000	RMB $1,250,000
Audit Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

There have been no non-audit services provided by our independent accountant for the year ended December 31, 2011.

Pre-Approval Policies and Procedures

All audit and non-audit services performed by our auditors must be approved in advance by our audit committee and our Board to ensure that such services to not impair the auditor’s independence from us.  Our Board has approved all audit and non-audit services provided by the independent auditors for the fiscal year ended December 31, 2013.

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

YASHENG GROUP

Dated: March 15, 2014	By:	/s/ Dong Ye
Dong Ye
Chief Executive Officer (Principal Executive Officer)

Dated: March 15, 2014	By:	/s/ Zhuang Hai Yun
Zhuang Hai Yun
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 15, 2014	By : /s/ Wang Deng Fu
Wang Deng Fu
Director

Dated: March 15, 2014	By: /s/ Mei Ping Wu
Mei Ping Wu
Director

Dated: March 15, 2014	By: /s/ Wang Xitian
Wang Xitian
Director

Dated: March 15, 2014	By: /s/ He Shurong
He Shurong
Director

Dated: March 15, 2014	By: /s/ Wei Lefu
Wei Lefu
Director

Dated: March 15, 2014	By: /s/ Yang Shengniu
Yang Shengniu
Director

Dated: March 15, 2014	By: /s/ Wei Tingwu
Wei Tingwu
Director

Dated: March 15, 2014	By: /s/ Yang Baoquan
Yang Baoquan
Director

Dated: March 14, 2014	By: /s/ Zhang Zinmin
Zhang Xinmin
Director

Dated: March 14, 2014	By: /s/ Liu Darong
Liu Darong
Director

Dated: March15, 2014	By: /s/ Wang Anxue
Wang Anxue
Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Acquisition By and Between Nicolas Investment Company, Inc, and Yasheng Group dated June 13, 2004 (1)
3.1	Articles of Incorporation of YaSheng Group (2)
3.2	Amended and Restated Bylaws of YaSheng Group dated September 24, 2010 (3)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
99.1	Charter of the Audit Committee (4)
31.2	Charter of the Compensation Committee (4)
32.1	Charter of the Corporate Governance and Nominating Committee (4)
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

December 31, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yasheng Group:

We have audited the accompanying consolidated balance sheets of Yasheng Group and its subsidiaries (the “Company”) as of December 31, 2013, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yasheng Group and its subsidiaries as of December 31, 2013, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China
March 7, 2014

YASHENG GROUP
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2013	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	11,337,958	10,980,384	10,714,391
Accounts receivable, net	103,061,683	91,880,065	80,435,935
Inventories	318,980,143	227,294,252	140,493,163
Prepaid and other current assets	4,400,112	3,962,855	4,276,757

Total current assets	437,779,896	334,117,556	235,920,245

Equity and other investments	210,703	204,380	203,880

Property, plant and equipment, net	848,678,908	785,135,358	762,293,032
Construction in progress	7,083,472	7,488,107	7,296,943
Intangible assets, net	1,057,082,947	1,033,037,846	1,051,789,820

Total assets	2,350,835,926	2,159,983,247	2,057,503,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	31,495,004	25,058,592	41,030,878
Short term loans	6,560,711	9,545,780	13,014,014
VAT Tax payable	789,243	828,517	962,005
Current portion of long term debt	4,431,287	4,930,826	6,400,318
Other current liabilities	685,982	726,773	779,448

Total current liabilities	43,962,227	41,090,488	62,186,663

Long term debt	-	-	2,283,845
Long term payable	24,573,824	28,124,436	33,970,092

Total liabilities	68,536,051	69,214,924	98,440,600

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355	155,097,355
Accumulated other comprehensive income	443,442,989	388,404,930	383,117,150
Retained earnings	1,683,759,531	1,547,266,038	1,420,848,816

Total stockholders’ equity	2,282,299,875	2,090,768,323	1,959,063,321

Total liabilities & stockholders' equity	2,350,835,926	2,159,983,247	2,057,503,921

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011

Net sales	1,011,323,630	993,102,745	949,131,434

Cost of goods sold	867,845,745	859,918,076	827,526,283

Gross profit	143,477,885	133,184,669	121,605,152

Operating expenses:
Sales and marketing	2,009,990	1,944,354	1,773,217
General and administrative	4,725,345	4,598,557	4,211,653
Total operating expenses	6,735,335	6,542,911	5,984,869

Operating profit	136,742,550	126,641,758	115,620,282

Interest expense	937,163	1,110,340	2,171,004

Other income (expense）	688,106	885,804	687,854

Income before income tax expense	136,493,493	126,417,222	114,137,133
Income tax expense

Net income	136,493,493	126,417,222	114,137,133

Basic earnings per share	0.88	0.82	0.74
Weighted average number of shares	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance as of December 31, 2010	155,097,355	1,306,711,683	291,678,383	1,753,487,421
Net income		114,137,133		114,137,133
Foreign currency translation			91,438,767	91,438,767

Balance as of December 31, 2011	155,097,355	1,420,848,816	383,117,150	1,959,063,321
Net income		126,417,222		126,417,222
Foreign currency translation			5,287,780	5,287,780

Balance as of December 31, 2012	155,097,355	1,547,266,038	388,404,930	2,090,768,323
Net income		136,494,493		136,493,493
Foreign currency translation			55,038,059	55,038,059

Balance as of December 31, 2013	155,097,355	1,683,759,531	443,442,989	2,282,299,875

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	136,494,493	126,417,222	114,137,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,069,959	10,928,610	9,284,717
Allowance for doubtful accounts	437,993	590,704	15,839
Changes in assets and liabilities:
Accounts receivable	(8,777,416)	(11,837,759)	(301,581)
Inventories	(84,654,827)	(86,456,869)	(31,613,779)
Prepaid and other current assets	(314,671)	324,380	493,070
Accounts payable	(5,024,141)	(16,060,984)	(5,831,419)
Tax payables	(64,903)	(135,845)	(76,905)
Accrued expenses and other current liabilities	(72,237)	(66,416)	(71,225)
Net cash provided by operating activities	51,093,250	23,703,043	86,020,011

Investing activities:
Purchase of assets	(43,779,419)	(11,121,978)	(77,638,755
Investments
Net cash used in investing activities	(43,779,419)	(11,121,978)	(77,638,755

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Payment on land lease	(4,420,607)	(5,928,885	5,297,946
Increase (decrease) in debt	(3,932,423)	(7,274,734)	(4,641,493)
Net cash provided by financing activities	(8,353,030)	(13,203,619	9,939,439

Effect of exchange rate change on cash and cash equivalents	1,396,772	888,547	2,155,825

Net increase (decrease) in cash and cash equivalents	357,574	265,993	597,641

Cash and cash equivalents at beginning of period	10,980,384	10,714,391	10,116,750
Cash and cash equivalents at end of period	11,337,958	10,980,384	10,714,391

Supplemental disclosures:
Cash paid for interest	937,163	1,110,340	2,171,004
Cash paid for income taxes

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011

Net income	136,493,493	126,417,222	114,137,133
Other comprehensive income:
Foreign currency translation adjustment	55,038,059	5,287,780	91,438,767
Total other comprehensive income	55,038,059	5,287,780	91,438,767

Total comprehensive income	191,531,552	131,705,002	205,575,899

The accompanying notes are an integral part of these statements.

Yasheng Group
Notes to Consolidated Financial Statement

1.	Organization and nature of operations

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

Intangible assets consist of land use rights and are recorded at cost. Under PRC’s current property rights regime, use rights for specified periods (e.g., 40 to 70 years) can be obtained from the state through the up-front payment of land use fees. The fees are determined by the location, type and density of the proposed development. This separation of land ownership and use rights allows the trading of land use rights while maintaining state ownership of land. The Company has over 300,000 acres of farming land that are utilized for grazing, cultivation, and reclamation, of which 65,000 acres are under cultivation using the latest scientific technologies to produce a wide variety of agricultural products.

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

The Company expenses advertising as incurred. Advertising expenses amounted to $754,294, $731,962 $711,185, for year 2013, 2012, and 2011, respectively.

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

Yasheng Group
Notes to Consolidated Financial Statement

2.	Summary of significant accounting policies - continued

Recently adopted accounting guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, repurchase agreements, and securities lending arrangements that are either offset or subject to an enforceable master netting arrangement, or similar agreements.  We have adopted this new guidance.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes to financial statements) the effects on the line items of the income statement for amounts reclassified out of AOCI. We have adopted this new guidance.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. We adopted this new guidance.

Recent accounting guidance not yet adopted

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon de-recognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning December 31, 2014.. We do not anticipate material impacts on our financial statements upon adoption.

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

Accounts receivable are recognized and carried at original invoice amount outstanding less an allowance for doubtful accounts. The activity in the Accounts Receivable was as follows:

December 31st	Gross Balance at end of year	Allowance for doubtful accounts	Net Balance at end of year

2011	84,660,493	4,224,559	80,435,935
2012	96,715,857	4,835,793	91,880,065
2013	108,335,469	5,273,786	103,061,683

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

Year Ended December 31st	Beginning Balance	Charged to costs and expenses	Write offs and other	Ending Balance
2011	4,004,216	220,343		4,224,559
2012	4,224,559	611,234		4,835,793
2013	4,835,793	437,993		5,273,786

4.	Inventories

The major classes of inventory: raw materials, packaging materials, products in process, finished goods, stocks, low-value consumable goods, materials in transit as well as others.

The following is a breakdown of the major categories of inventories.
Breakdown of Inventories

	2013	2012	2011
Raw material	64,583,540	46,131,100	27,582,045
Finished Goods	167,437,526	119,049,524	74,191,560
Low-value consumable goods	43,296,466	30,926,047	19,158,243
Packaging material	28,712,685	20,509,061	12,818,223
Maintenance material	14,949,927	10,678,519	6,743,092

Total for the year	318,980,143	227,294,252	140,493,163

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

Yasheng Group
Notes to Consolidated Financial Statement

5.	Property, plant and equipment & depreciation – continued

Property, plant and equipment	2013	2012	2011

Buildings and improvements	115,517,239	103,140,392	100,136,303
Farming facilities	105,667,488	94,345,971	91,598,030
Machinery and equipment	13,900,573	12,411,226	12,049,734
Transportation and other facilities	335,920,143	299,928,699	291,192,912
Windbreak and Sand-break Trees	381,277,766	365,843,411	355,187,778

Total	952,283,209	875,669,700	850,164,757

Accumulated Depreciation	103,604,301	90,534,342	87,871,725

Total	848,678,908	785,135,358	762,293,032

The Company invests every year in windbreaks and sand-breaks to provide shelterbelts for many of the farms located near the Gobi Desert. These investments are recorded under property, plant and equipment above. The following is a more detailed breakdown of the windbreaks and sand breaks and accumulated depreciation by fiscal year.

Windbreak and Sand-break Trees	2013	2012	2011
Wind breaks and sand breaks capitalized (trees)	304,670,258	294,353,892	280,366,880
Additional Long Term Costs Capitalized	81,673,973	71,489,719	74,820,908

Total	386,344,231	365,843,611	355,187,788

Accumulated Depreciation	(5,066,465)	(4,685,791)	(4,335,627)

Net Wind Breaks and Sand Breaks	381,277,766	361,157,820	350,852,161

Depreciation for year	380,674	350,164	330,386

6.	China contribution plan

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

(a) Long term debt

	Collateral	Guarantee	Total	Maturity
2011	1,083,772	1,200,073	2,283,845	3 years
2012	0	0	0	N/A
2013	0	0	0	N/A

(b) Current portion of long term debt

	Collateral	Guarantee	Total	Interest rate
2011	4,395,455	2,004,863	6,400,318	7.75%
2012	3,451,600	1,479,226	4,930,826	7.25%
2013	3,051,600	1,379,687	4,431,287	7.25%

11.	Employee benefit plans

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

12.	Stockholders' Equity

The Company issued no new shares during the years 2013 and 2012.

13.	Restated Financial Statements, (2013 and 2012)

The original financial statements for the year ended 12-31-2011 and 2010 capitalized all of the wind break tree costs (originally stated as Other Long Term Assets ) and amortized them over 70 years.  The restated financial statements have expensed the maintenance portion of the costs in the year occurred and only capitalized the long term portion.  The balance sheet has also moved the long term assets (wind break trees) into the property plant and equipment.  The chart below shows the changes made to the financial statements in total assets, net income and earnings per share.

Net Sales	2013	2012

Construction material	6,837,294	6,752,106

Farming	1,004,486,336	986,350,639

Total	1,011,323,630	993,102,745

Yasheng Group
Notes to Consolidated Financial Statement

14.	Segment information

In its operation of the business, management, including upper management and the board of director’s, reviews certain information as it relates to the Company as a whole.  The information most used and useful is the profitability by subsidiary.  Accordingly, these are the segments which are presented in the tables below.

Entity level segment

2013 Sales Breakdown by Subsidiary Unit: Dollar
Subsidiaries	Net Sales	Cost of Sales	Gross Profit
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	146,961,967	19,955,514	27,566,449
Gansu Hongtai Agricultural Technology Co., Ltd.	199,538,728	173,622,607	25,963,203
Gansu Jinta Xingsheng Industrial Co., Ltd.	151,820,821	129,222,545	22,825,132
Gansu Jinta Yongsheng Agricultural Development Company.	149,208,966	128,082,675	21,277,389
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	1,935,801	1,399,743	555,397
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	333,325,391	295,685,000	36,301,016
Gansu Xiaheqing Industrial Co., Ltd.	28,531,956	19,877,661	8,989,299
Total	1,011,323,630	867,845,745	143,477,886

2012 Sales Breakdown by Subsidiary Unit: Dollar
Subsidiaries	Net Sales	Cost of Sales	Gross Profit
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	144,363,425	118,767,836	25,595,589
Gansu Hongtai Agricultural Technology Co., Ltd.	196,010,538	171,903,571	24,106,967
Gansu Jinta Xingsheng Industrial Co., Ltd.	149,136,366	127,943,114	21,193,252
Gansu Jinta Yongsheng Agricultural Development Company.	146,570,694	126,814,530	19,756,164
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	1,901,573	1,385,884	515,689
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	327,092,687	293,422,289	33,670,398
Gansu Xiaheqing Industrial Co., Ltd.	28,027,462	19,680,852	8,346,610
Total	993,102,745	859,918,076	133,184,669

2011 Sales Breakdown by Subsidiary Unit: Dollar
Subsidiaries	Net Sales	Cost of Sales	Gross Profit
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	137,015,766	114,101,568	22,914,198
Gansu Hongtai Agricultural Technology Co., Ltd.	191,259,862	165,139,529	26,120,333
Gansu Jinta Xingsheng Industrial Co., Ltd.	145,400,270	123,027,461	22,372,809
Gansu Jinta Yongsheng Agricultural Development Company.	139,125,301	121,556,456	17,568,845
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	1,807,821	1,237,447	570,374
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	307,831,487	282,561,989	25,269,498
Gansu Xiaheqing Industrial Co., Ltd.	26,690,927	19,011,829	7,679,098
Total	949,131,434	827,526,283	121,605,151

Yasheng Group
Notes to Consolidated Financial Statement

15.	Segment information - continued

Other segments that are considered are agriculture, livestock and biotechnology/industrial.  Below is an explanation of the three segments and Schedules that details each of these three segments.

Agriculture

Agriculture is our largest segment accounting for 99.11% of our sales.  This is spread over several of our entities. This segment includes over 30 agriculture products under the following six areas:

Field crops: Cotton, Corn, Barley, Wheat, Flaxseed, Hemp, Alfalfa

Vegetables: Onion, Potato, Beet, Pea

Fruit: Apple, Pear, Apricot

Specialty Crops: Hops, Wolfberry, Cumin, Hemp, Liquorices Root Seeds: Black Melon Seeds, sunflower Seeds, Corn Seed, Flax Seed, Hemp seeds

These also include processing the products and getting them to market.

Livestock

Our livestock segments increasing 12.5% per year. Livestock includes animal husbandry, animal food products. This includes chickens and eggs. Chicken operations include breeding and raising chickens, as well as processing live chickens into fresh, frozen and value-added chicken products and logistics operations to move products through the supply chain.

Biotech/industrial

This segment includes construction materials. It increased 1.8 % from 2012 to 2013.  We have a concrete plant in Baiyin which produces the majority of our sales currently in construction materials.

Yasheng Group
Notes to Consolidated Financial Statement

15.	Segment information - continued

Below is a three year comparison chart on these segments

Year 2013	Sales	Cost of
Sales %	Profit	Profit	Gross	Gross %
Agriculture	1,002,407,738	859,673,849	142,733,889	14.24
Livestock	2,679,494	2,317,621	361,873	13.50
Biotech/Industrial	6,236,398	5,854,274	382,124	6.12
Total	1,011,323,630	867,845,745	143,477,886	14,19

Year 2012
Sales %
Agriculture	985,234,394	852,673,583	132,560,811	13.45
Livestock	2,155,983	1,834,557	321,426	14.91
Biotech/Industrial	5,712,368	5,409,936	302,432	5.29
Total	993,102,745	859,918,076	133,184,699	13.41

Year 2011 Sales %
Agriculture	941,481,904	820,322,622	121,159,282	12.87
Livestock	2,042,306	1,812,003	230,303	11.28
Biotech/Industrial	5,607,224	5,391,658	215,566	3.84
Total	949,131,434	827,526,283	121,605,151	12.81

16.	Operating leases

The Company has no operating leases for the periods shown.

17.	Earnings per share

The components of basic earnings per share are as follows:

		Years Ended December 31st,
	2013	2012	2011
Net income available
For common shareholders	136,493,493	126,417,222	114,137,133

Weighted average shares
of common stock	155,097,355	155,097,355	155,097,355

Basic earnings per share	0.88	0.82	0.74

Yasheng Group
Notes to Consolidated Financial Statement

18.	Subsequent Events and new Subsidiaries

Angel Star Nutrition LLC

Dec 31, 2013 Angel Star Nutrition LLC -- a Delaware-based Limited Liability Company.

Yasheng Group and IBC will be co-owners of Angel Star Nutrition LLC, with each party holding a 50% stake in the venture. Mei P. Wu (President of Yasheng Group) will serve as CEO, while Steven P. White (President of Intermountain Brands Corporation) will serve as President. The purpose of the new venture is to produce powdered infant formula and other nutrition products for distribution worldwide.

Registration Authority: State of Delaware, entity number: 140012521
Legal Domicile: 2282 South President Drive., Suite F, West Valley, Utah 84120

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