Form 10-Q
period 2014-03-31
Yasheng Group
filed 2014-05-14
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

State issuer’s revenues for its most recent fiscal year (12/31/13).$ 1,011,323,630.

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

☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 155,097,355 (3-31-14).

YASHENG GROUP

PART I   FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Yasheng Group
Redwood City, California

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of March 31, 2014, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Yasheng Group and subsidiaries as of December 31, 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and in our report dated March 7, 2014 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China
May 8, 2014

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	March 31,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	11,054,665	11,337,958
Accounts receivable, net	103,376,846	103,061,683
Inventories	331,676,149	318,980,143
Prepaid and other current assets	4,220,328	4,400,112

Total current assets	450,327,988	437,779,896

Equity and other investments	208,812	210,703

Property, plant and equipment, net	853,959,285	848,678,908
Construction in progress	6,734,887	7,083,472
Intangible assets, net	1,046,094,858	1,057,082,947

Total assets	2,357,325,829	2,350,835,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	29,371,646	31,495,004
Short term loans	6,095,480	6,560,711
VAT Tax payable	756,807	789,243
Current portion of long term debt	4,086,625	4,431,287
Other current liabilities	657,789	685,982

Total current liabilities	40,968,347	43,962,227

Long term payable	22,776,366	24,573,824

Total liabilities	63,744,714	68,536,051

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	433,490,952	443,442,989
Retained earnings	1,704,992,809	1,683,759,531

Total stockholders’ equity	2,293,581,116	2,282,299,875

Total liabilities & stockholders' equity	2,357,325,829	2,350,835,926

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2014	2013

Net sales	209,211,523	205,155,610

Cost of goods sold	186,222,266	182,662,172

Gross profit	22,989,257	22,493,438

Operating expenses:
Sales and marketing	390,454	370,092
General and administrative	962,975	939,734
Total operating expenses	1,353,429	1,309,827

Operating profit	21,635,828	21,183,611

Interest expense	666,044	658,826

Other income (expense)	263,494	258,402

Income before income tax expense	21,233,279	20,783,187
Income tax expense

Net income	21,233,279	20,783,187

Basic earnings per share	0.14	0.13
Weighted average number of shares	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	21,233,279	20,783,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,215,162	3,184,610
Allowance for doubtful accounts	499,183	298,945

Changes in assets and liabilities:
Accounts receivable	-10,003,669	-5,990,892
Inventories	3,232,529	-54,674
Prepaid and other current assets	140,304	-235,876
Accounts payable	-1,837,806	-3,237,636
Tax payables	-25,355	-17,486
Accrued expenses and other current liabilities	-24,998	-17,376
Net cash provided by operating activities	16,428,629	14,712,804

Cash flows from investing activities:
Purchase of assets	-14,321,957	-10,024,760
Investments
Net cash used in investing activities	-14,321,957	-10,024,760

Cash flows from financing activities:
Issuance of common stock
Dividends paid
Payment on land lease	-1,576,967	-2,631,319
Increase (decrease) in debt	-711,267	-2,018,264
Net cash provided by financing activities	-2,288,235	-4,649,582

Effect of exchange rate change on cash and cash equivalents	-101,730	29,076

Net increase (decrease) in cash and cash equivalents	-283,292	67,537

Cash and cash equivalents at beginning of period	11,337,958	10,980,384
Cash and cash equivalents at end of period	11,054,666	11,047,922

Supplemental Disclosures:
Cash paid for interest	666,044	658,826
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

Product offerings include 30+ major agriculture goods under 6 major product categories which include: field crops: cotton, corns, barley, hemp, wheat, flax, alfalfa; vegetables: onions, potatoes, beet, and peas; fruit trees: apples, pears, apricots; specialty crops: hops, wolfberries, cumin, liquorices; seeds: black melon seeds, sunflower seeds, corn seeds, hemp deeds,flax seeds; poultry: eggs.

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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

	03/31/2014	03/31/2013

Buildings and improvements	$114,271,116	$105,806,589
Farming facilities	102,554,395	94,957,773
Machinery and equipment	13,910,335	12,879,940
Transportation	326,951,346	302,732,728
Windbreak and Sand-break Trees	402,091,555	376,312,693
Total	959,778,748	892,689,722
Less: Accumulated Depreciation and amortization	105,819,463	92,718,952
Net	$853,959,285	$799,970,770

(k)	Intangible assets

Intangible assets consist of land use rights and are recorded at cost. Under PRC’s current property rights regime, use rights for specified periods (e.g., 40 to 70 years) can be obtained from the state through the up-front payment of land use fees. The fees are determined by the location, type and density of the proposed development. This separation of land ownership and use rights allows the trading of land use rights while maintaining state ownership of land. The Company has over 300,000 acres of agriculture land that are utilized for grazing, cultivation, and reclamation, of which 65,000 acres are under cultivation using the latest scientific technologies to produce a wide variety of agricultural products.

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

The following is a breakdown of the major categories of inventories.

Inventory Breakdown	As of 3/31/2014	As of 3/31/2013
Raw material	66,141,137	44,823,205
Finished goods	175,502,312	121,036,077
Low value consumable goods	45,052,567	31,070,736
Packaging material	29,511,743	20,352,926
Maintenance material	15,468,390	10,667,855
Total	331,676,149	227,950,799

4.	China contribution plan

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

Breakdown by Subsidiary    Unit: US Dollar

	Net Sales	Net Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit
Subsidiaries	ended	ended	ended	ended	ended	ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	$50,870,112	$49,883,907	$45,779,409	$44,904,226	$5,089,234	$4,979,681
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	$49,250,432	$48,295,627	$43,478,856	$42,647,653	$5,772,229	$5,647,974
Gansu Hongtai Agricultural Technology Co., Ltd.	28,751,832	28,194,428	26,988,342	26,472,395	1,759,918	1,722,033
Gansu Xiaheqing Industrial Co., Ltd.	4,681,301	4,590,546	4,128,838	4,049,905	552,535	540,641
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	25,784,853	25,284,969	23,011,461	22,571,542	2,773,122	2,713,427
Gansu Jinta Xingsheng Industrial Co., Ltd.	25,208,323	24,719,616	21,704,968	21,290,025	3,505,042	3,429,591
Gansu Jinta Yongsheng Agricultural Development Company.	24,404,243	23,931,125	20,868,761	20,469,755	3,537,520	3,461,370
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	260,428	255,392	261,631	256,671	-343	-1,279
Totals for Quarter	$209,211,523	$205,155,610	$186,222,266	$182,662,172	$22,989,257	$22,493,438

Other segments that assist management in its analysis of the company's performance are the segments by product group, namely, agriculture, livestock and biotechnology.  The following table contains that breakout of gross profit by product group.

3 months ended 3-31-2014

	Sales	Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit	Gross Profit %	Gross Profit %
	ended	ended	ended	ended	ended	ended	ended	ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Agriculture	$207,490,256	203,468,093	184,592,811	$181,064,667	$22,897,445	$22,403,426	11.04	11.01
Livestock	369,671	362,423	350,807	343,928	18,865	18,495	5.1	5.1
Biotechnology	1,351,596	1,325,094	1,278,649	1,253,577	72,947	71,517	5.4	5.4
Total for Quarter	$209,211,523	$205,155,610	$186,222,266	$182,662,172	$22,989,257	$22,493,438	10.99	10.96

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report for the year ended December 31, 2013.

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

RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Dollars (000's)	% of Sales	Dollars (000's)	% of Sales
Net Sales	$209,211	100%	$205,155	100%
Costs of Goods Sold	186,222	89%	182,662	89%
Gross profit	22,989	11%	22,493	11%
Sales and marketing expenses	390	0.2%	370	0.2%
General and administrative expenses	962	0.5%	940	0.5%
Interest expense	666	0.3%	659	0.3%
Other income	263	0.1%	258	0.1%
Net income	$21,233	10.1%	$20,783	10.1%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented were 6.1521 RMB to 1 USD for the three months ended March 31, 2014 and 6.2689 RMB to 1 USD for the three months ended March 31, 2013

Net Sales. Sales are generated primarily from our farming operations and related side line products in China. Net sales for the three months ended March 31, 2014 increased by $4 million, or 2% to $209 million as compared to $205 million for the three months ended March 31, 2013. The overall increase in net sales was primarily a result of the rising prices of agricultural products attributable to increasing demand in China. We also benefited from our expanded marketing network which covers more provinces, with more distributors and direct clients.

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production, the increase in cost is mainly due to the growth in the net sales.

Gross Profit and Gross Margin. Our gross profit for the three months ended March 31, 2014 increased by $0.49 million or 2.2% to $22.99 million from $22.49 million for the three months ended March 31, 2013. The improved margin was primarily a result of the growth in the net sales.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2014 increased by $20,362 or 5.5% to $390,454 as compared to $370,092 in the prior three months ended March 31, 2013.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2014 increased by $23,240 or 2.5% to $962,975 from $939,734 for the three months ended March 31, 2013.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expenses and Other Income. Our interest expense for the three months ended March 31, 2014 increased by $7,218 or 1.1% to $666,044 as compared to $658,826 in the prior three months ended March 31, 2013. Our other income for the three months ended March 31, 2014 increased by $5,092 or 2% to $263,494 as compared to $258,402 in the prior three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $11.05 million and working capital of $409 million. This compared to cash and cash equivalents of $11.05 million and working capital of $393 million as of March 31, 2013. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Three Months Ended March 31st
	2014	2013
Net cash provided by operating activities	16,428,629	14,712,804
Net cash used in investing activities	-14,321,957	-10,024,760
Net cash used in financing activities	-2,288,235	-4,649,582
Effect of foreign currency translation on cash and cash equivalents	-283,292	29,076
Cash and cash equivalents at beginning of the period	11,337,958	10,980,384
Cash and cash equivalents at end of period	11,054,666	11,047,922

Net cash provided by operating activities was $16 million for the three months ended March 31, 2014 as compared to $14 million for the three months ended March 31, 2013. Net cash used in investing activities was $14 million for the three months ended March 31, 2014 as compared to $10 million for the three months ended March 31, 2013. Net cash used in financing activities was $2.3 million for the three months ended March 31, 2014 compared with $4.6 million for the three months ended March 31, 2013.

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

Off-Balance Sheet Arrangements

As of March 31, 2014 and for the three months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

Our international sales accounted for very little of our net sales in the first quarter of 2014.  As a result, we have exposure to foreign exchange risk with respect to a minor portion of our sales.  Fluctuations in exchange rates, particularly in the U.S. dollar to Chinese yuan (RMB) exchange rate, do not affect materially affect our gross and net profit margins even though they could result in foreign exchange and operating losses.

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

Item 1A. Risk Factors

See Item 3 in part above and the Company’s 10-K for the year ended December 31, 2013.

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

YASHENG GROUP

May 8, 2014	By:	/s/ Ye Dong
Ye Dong
Chief Executive Officer