Form 10-Q
period 2014-06-30
Yasheng Group
filed 2014-08-14
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 155,097,355 (6-30-14).

YASHENG GROUP

PART I   FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Yasheng Group
Redwood City, California

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of June 30, 2014, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three month and six month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Yasheng Group and subsidiaries as of December 31, 2013, and the related consolidated statements of income, stock holders’ equity, and cash flows for the year then ended and in our report dated March 7, 2014 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzou, China
August 8, 2014

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	11,593,928	11,337,958
Accounts receivable, net	106,572,156	103,061,683
Inventories	344,282,627	318,980,143
Prepaid and other current assets	4,082,716	4,400,112

Total current assets	466,531,427	437,779,896

Equity and other investments	208,788	210,703

Property, plant and equipment, net	866,737,416	848,678,908
Construction in progress	6,755,701	7,083,472
Intangible assets, net	1,040,475,470	1,057,082,947

Total assets	2,380,708,802	2,350,835,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	29,124,668	31,495,004
Short term loans	5,850,995	6,560,711
VAT Tax payable	743,217	789,243
Current portion of long term debt	3,790,957	4,431,287
Other current liabilities	639,906	685,982

Total current liabilities	40,149,743	43,962,227

Long term payable	22,408,202	24,573,824

Total liabilities	62,557,945	68,536,051

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	433,233,127	443,442,989
Retained earnings	1,729,820,376	1,683,759,531

Total stockholders’ equity	2,318,150,857	2,282,299,875

Total liabilities & stockholders' equity	2,380,708,802	2,350,835,926

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2014	2013	2014	2013

Net sales	435,435,598	397,900,234	226,224,075	192,744,625

Cost of goods sold	386,721,302	353,397,672	200,499,036	170,735,500

Gross profit	48,714,296	44,502,562	25,725,039	22,009,125

Operating expenses:
Sales and marketing	751,136	724,615	360,682	354,523
General and administrative	1,731,227	1,692,701	768,252	752,967
Total operating expenses	2,482,363	2,417,316	1,128,934	1,107,490

Operating profit	46,231,933	42,085,246	24,596,104	20,901,635

Interest expense	668,068	639,259	2,024	-19,567

Other income (expense）	496,980	665,239	233,486	406,838

Income before income tax expense	46,060,845	42,111,227	24,827,566	21,328,040
Income tax expense

Net income	46,060,845	42,111,227	24,827,566	21,328,040

Basic earnings per share	0.30	0.27	0.16	0.13
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	46,060,845	42,111,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,433,024	6,451,214
Allowance for doubtful accounts	494,246	309,168

Changes in assets and liabilities:
Accounts receivable	-9,904,721	-6,195,750
Inventories	-12,708,936	-29,072,310
Prepaid and other current assets	277,420	-316,488
Accounts payable	-2,080,764	-4,485,945
Tax payables	-38,856	-44,612
Accrued expenses and other current liabilities	-43,274	-44,328
Net cash provided by operating activities	28,488,983	8,712,175

Cash flows from investing activities:
Purchase of assets	-24,935,047	-2,136,963
Investments
Net cash used in investing activities	-24,935,047	-2,136,963

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Payment on land lease	-1,942,361	-3,869,848
Increase (decrease) in debt	-1,250,181	-3,005,838
Net cash provided by financing activities	-3,192,542	-6,875,685

Effect of exchange rate change on cash and cash equivalents	-105,424	493,202

Net increase (decrease) in cash and cash equivalents	255,971	192,730

Cash and cash equivalents at beginning of period	11,337,958	10,980,384
Cash and cash equivalents at end of period	11,593,929	11,173,114

Supplemental Disclosures:
Cash paid for interest	668,068	639,259
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

Product offerings include 30+ major agriculture goods under 6 major product categories which include: field crops: cotton, corns, barley, hemp, wheat, flax, alfalfa; vegetables: onions, potatoes, beet, and peas; fruit trees: apples, pears, apricots; specialty crops: hops,   wolfberries, cumin, liquorices; seeds: black melon seeds, sunflower seeds, corn seeds, hemp seeds,flax seeds; poultry: eggs.

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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

	06/30/2014	12/31/2013

Buildings and improvements	$116,021,157	$115,517,239
Farming facilities	104,124,997	105,667,488
Machinery and equipment	14,123,370	13,900,573
Transportation	331,958,545	335,920,143
Windbreak and Sand-break Trees	410,546,673	381,277,766
Total	976,774,741	952,283,209
Less: Accumulated Depreciation and amortization	110,037,325	103,604,301
Net	$866,737,416	$848,678,908

(k)	Intangible assets

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

Recently Adopted Accounting Guidance

In December 2011, the Financial Accounting Standards Board (FASB) issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments.  The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure.  In January 2013, the FASB clarified that the scope of this guidance applies to derivates, repurchase agreements, and securities lending arrangements that are either offset or subject to an enforceable master nettling arrangement, or similar agreements.  We have adopted this new guidance.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of AOCI.  This new guidance requires entities to present (either on the face of the inco0me statement or in the notes to the financial statements) the effects on the line items of the income statement for amounts reclassified out of AOCI.  We have adopted this new guidance.  We do not anticipate a material impact with this guidance.

Recent Accounting Guidance Not Yet Adopted

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. We do not anticipate material impacts on our consolidated financial statements upon adoption.

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition.  Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

The following is a breakdown of the major categories of inventories.

Inventory Breakdown	As of 06/30/2014	As of 12/31/2013
Raw material	67,449,959	64,583,540
Finished goods	183,397,353	167,437,526
Low value consumable goods	46,755,243	43,296,466
Packaging material	30,627,082	28,712,685
Maintenance material	16,052,989	14,949,927
Total	344,282,627	318,980,143

4.	China contribution plan

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
Breakdown by Subsidiary    Unit: US Dollar

	Net Sales	Net Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit
Subsidiaries	ended	ended	ended	ended	ended	ended
	06/30/2014	06/30/2013	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	$209,944,044	$191,783,642	$188,764,467	$172,449,925	$21,179,578	$19,333,717
Gansu Hongtai Agricultural Technology Co., Ltd.	$57,758,872	$52,796,044	$52,434,699	$47,929,341	$5,324,172	$4,866,702
Gansu Xiaheqing Industrial Co., Ltd.	10,889,022	9,953,402	8,747,906	7,996,258	2,141,116	1,957,144
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	51,409,672	46,992,388	45,642,467	41,720,719	5,767,206	5,271,669
Gansu Jinta Xingsheng Industrial Co., Ltd.	51,259,826	46,855,417	44,382,389	40,568,911	6,877,438	6,286,506
Gansu Jinta Yongsheng Agricultural Development Company.	53,542,076	48,941,569	46,289,743	42,312,379	7,252,334	6,629,190
Gansu Jinta Yuantai Commercial Trading Co., Ltd	632,085	577,774	459,632	420,139	172,453	157,635

Totals for six months	$435,435,597	$397,900,234	$386,721,302	$353,397,672	$48,714,296	$44,502,562

Other segments that assist management in its analysis of the company's performance are the segments by product group, namely, agriculture, livestock and biotechnology.  The following table contains that breakout of gross profit by product group.

6 months ended 6-30-2014

	Sales ended	Sales ended	Cost of Sales ended	Cost of Sales ended	Gross Profit ended	Gross Profit ended	Gross Profit % ended	Gross Profit %
								ended
	06/30/2014	06/30/2013	06/30/2014	06/30/2013	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Agriculture	$431,248,303	394,072,725	383,046,335	$350,038,470	$48,201,968	$44,034,255	9.5	11.17
Livestock	903,366	825,746	734,342	671,245	169,024	154,501	9.3	8.00
Biotechnology	3,283,929	3,001,763	2,940,625	2,687,957	343,304	313,806	9.4	4.06
Total for Quarter	$435,435,958	$397,900,234	$386,721,302	$353,397,672	$48,714,296	$44,502,562	9,4	11.11

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

RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Dollars (000's)	% of Sales	Dollars (000's)	% of Sales
Net Sales	$226,224	100%	$192,745	100%
Costs of Goods Sold	200,499	89%	170,736	89%
Gross profit	25,725	11%	22,009	11%
Sales and marketing expenses	360	0.2%	355	0.2%
General and administrative expenses	768	0.3%	753	0.4%
Interest expense	2	0.0%	-20	0.0%
Other income	233	0.1%	407	0.2%
Net income	$24,827	11%	$21,328	11%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented were 6.1524 RMB to 1 USD for the six months ended June 30, 2014 and 6.2252 RMB to 1 USD for the six months ended June 30, 2013

Net Sales. Sales are generated primarily from our farming operations and related side line products in China. Net sales for the three months ended June 30, 2014 increased by $33.48 million, or 17.4% to $226 million as compared to $193 million for the three months ended June 30, 2013. The overall increase in net sales was primarily a result of the rising prices of agricultural products attributable to increasing demand in China. We also benefited from our expanded marketing network which covers more provinces, with more distributors and direct clients.

This year, Gansu Province has supported the construction of 100 farmers' markets, 100 farmers' markets have been built and put into use, which has increased sales revenue of company's agricultural products.

Factors of increased sales this Summer:

1)
According to the monitoring data of the national agricultural and sideline products and agricultural materials price quotation system,which show that since the beginning of this year, fruit prices show more obvious rising trend. Compared with January 1, in June, the national prices of banana, pear, pear, orange, ponkan, Fuji apple are rising, the amount of increase is respectively 41.9％，35.9％，33.1％，32.3％，27.8％ and 21.3％. At present, the monitoring national prices of fruits are significantly higher than last year, an increase of more than twenty percent. Compared with the second quarter in 2013, the prices of 21 kinds of monitoring vegetables in the second quarter of 2014 are averaging up 14.0%.Among them, the price-rise of prices of cowpea, green bean, bitter gourd and die Peperoli are in the lead, are respectively, 40.2%, 38.9%, 38.1%, 37.3%, the amount of increase of corn price in the first half year can be up to 20% maximum.
The general rise in prices of agricultural products in the second quarter, which has increased sales revenue of agricultural products.

2)
Depreciation of the dollar. Food, oil and other raw materials in the international market are priced in U.S. dollars. The average exchange rates for the periods presented were 6.1524 RMB to 1 USD for the six months ended June 30, 2014 and 6.2252 RMB to 1 USD for the six months ended June 30, 2013, currency proportion was down by 1.1%.

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production, the increase in cost is mainly due to the growth in the net sales.

Gross Profit and Gross Margin. Our gross profit for the three months ended June 30, 2014 increased by $3.7 million or 16.9% to $25.7 million from $22 million for the three months ended June 30, 2013. The improved margin was primarily a result of the growth in the net sales.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2014 increased by $6,159 or 1.7% to $360,682 as compared to $354,523 in the prior three months ended June 30, 2013.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2014 increased by $15,286 or 2% to $768,252 from $752,967 for the three months ended June 30, 2013.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expenses and Other Income. Our interest expense for the three months ended June 30, 2014 increased by $21,591 or -110% to $2,024 as compared to -$19,567 in the prior three months ended June 30, 2013. Our other income for the three months ended June 30, 2014 decreased by $173,352 or 42.6% to $233,486 as compared to $406,838 in the prior three months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $11.6 million and working capital of $426 million. This compared to cash and cash equivalents of $11.2 million and working capital of $340 million as of June 30, 2013. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Six Months Ended June 30th
	2014	2013
Net cash provided by operating activities	28,489	8,712
Net cash used in investing activities	-24,935	-2,137
Net cash used in financing activities	-3,193	-6,876
Effect of foreign currency translation on cash and cash equivalents	-105	493
Cash and cash equivalents at beginning of the period	11,338	10,980
Cash and cash equivalents at end of period	11,594	11,173

Net cash provided by operating activities was $28.5 million for the six months ended June 30, 2014 as compared to $8.7 million for the six months ended June 30, 2013. Net cash used in investing activities was $25 million for the six months ended June 30, 2014 as compared to $2.1 million for the six months ended June 30, 2013. Net cash used in financing activities was $3.2 million for the six months ended June 30, 2014 compared with $6.8 million for the three months ended June 30, 2013.

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

Off-Balance Sheet Arrangements

As of June 30, 2014 and for the three months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

Our international sales accounted for very little of our net sales in the first half of 2014.  As a result, we have exposure to foreign exchange risk with respect to a minor portion of our sales.  Fluctuations in exchange rates, particularly in the U.S. dollar to Chinese yuan (RMB) exchange rate, do not affect materially affect our gross and net profit margins even though they could result in foreign exchange and operating losses.

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

YASHENG GROUP

August 8, 2014	By:	/s/ Ye Dong
Ye Dong
Chief Executive Officer