Form 10-Q
period 2014-09-30
Yasheng Group
filed 2014-11-14
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 155,097,355 (9-30-14).

YASHENG GROUP

PART I   FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Yasheng Group
Redwood City, California

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of September 30, 2014, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three month and nine month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Corporation’s management.

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

/S/ Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzou, China
November 7, 2014

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	13,502,763	11,337,958
Accounts receivable, net	103,487,144	103,061,683
Inventories	362,762,433	318,980,143
Prepaid and other current assets	4,071,046	4,400,112

Total current assets	483,823,386	437,779,896

Equity and other investments	208,798	210,703

Property, plant and equipment, net	878,766,757	848,678,908
Construction in progress	6,735,750	7,083,472
Intangible assets, net	1,053,310,059	1,057,082,947

Total assets	2,422,844,750	2,350,835,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	28,610,256	31,495,004
Short term loans	5,526,209	6,560,711
VAT Tax payable	730,354	789,243
Current portion of long term debt	3,709,282	4,431,287
Other current liabilities	627,315	685,982

Total current liabilities	39,203,416	43,962,227

Long term payable	21,930,083	24,573,824

Total liabilities	61,133,499	68,536,051

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	433,344,666	443,442,989
Retained earnings	1,773,269,230	1,683,759,531

Total stockholders’ equity	2,361,711,251	2,282,299,875

Total liabilities & stockholders' equity	2,422,844,750	2,350,835,926

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended September 30,
	2014	2013

Net sales	305,143,594	290,002,731

Cost of goods sold	258,335,659	243,934,138

Gross profit	46,807,935	46,068,593

Operating expenses:
Sales and marketing	544,282	561,457
General and administrative	1,353,764	1,370,639
Total operating expenses	1,898,046	1,932,097

Operating profit	44,909,889	44,136,496

Interest expense	-517,671	108,156

Other income (expense）	1,321,294	1,776

Income before income tax expense	46,748,854	44,030,116
Income tax expense

Net income	46,748,854	44,030,116

Basic earnings per share	0.30	0.28
Weighted average number of shares	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Nine Months Ended September 30,
	2014	2013

Net sales	708,579,192	687,902,965

Cost of goods sold	616,356,961	597,331,810

Gross profit	92,222,231	90,571,155

Operating expenses:
Sales and marketing	1,295,418	1,286,072
General and administrative	3,084,991	3,063,340
Total operating expenses	4,380,409	4,349,413

Operating profit	87,841,822	86,221,742

Interest expense	150,397	747,415

Other income (expense）	1,818,274	667,015

Income before income tax expense	89,509,699	86,141,343
Income tax expense

Net income	89,509,699	86,141,343

Basic earnings per share	0.58	0.56
Weighted average number of shares	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	89,509,699	86,141,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,651,955	7,724,320
Allowance for doubtful accounts	505,297	323,808

Changes in assets and liabilities:
Accounts receivable	-10,126,183	-6,489,145
Inventories	-43,873,748	-62,667,940
Prepaid and other current assets	289,302	-229,507
Accounts payable	-2,594,817	-4,592,510
Tax payables	-51,757	-53,265
Accrued expenses and other current liabilities	-57,779	-52,708
Net cash provided by operating activities	43,251,969	20,104,397

Cash flows from investing activities:
Purchase of assets	-36,905,532	-12,920,956
Investments
Net cash used in investing activities	-36,905,532	-12,920,956

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Payment on land lease	-2,421,667	-4,059,712
Increase (decrease) in debt	-1,657,173	-3,625,446
Net cash provided by financing activities	-4,078,840	-7,685,158

Effect of exchange rate change on cash and cash equivalents	-102,792	760,778

Net increase (decrease) in cash and cash equivalents	2,164,805	259,060

Cash and cash equivalents at beginning of period	11,337,958	10,980,384
Cash and cash equivalents at end of period	13,502,763	11,239,444

Supplemental Disclosures:
Cash paid for interest	150,397	747,415
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

Product offerings include 30+ major agriculture goods under 6 major product categories which include: field crops: cotton, corns, barley, hemp, wheat, flax, alfalfa; vegetables: onions, potatoes, beet, and peas; fruit trees: apples, pears, apricots; specialty crops: hops,   wolfberries, cumin, liquorices; seeds: black melon seeds, sunflower seeds, corn seeds, hemp seeds, flax seeds; poultry: eggs.

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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

	09/30/2014	12/31/2013

Buildings and improvements	$120,137,929	$115,517,239
Farming facilities	109,894,188	105,667,488
Machinery and equipment	14,456,596	13,900,573
Transportation	349,356,949	335,920,143
Windbreak and Sand-break Trees	398,177,353	381,277,766
Total	992,023,014	952,283,209
Less: Accumulated Depreciation and amortization	113,256,256	103,604,301
Net	$878,766,757	$848,678,908

(k)	Intangible assets

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

The following is a breakdown of the major categories of inventories.

Inventory Breakdown	As of 9/30/14	As of 9/30/13
Raw material	70,899,105	56,719,284
Finished goods	193,650,071	154,672,302
Low value consumable goods	49,146,138	39,316,910
Packaging material	32,193,240	25,754,592
Maintenance material	16,873,880	13,499,104
Total	362,762,433	289,962,192

4.	China contribution plan

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

Breakdown by Subsidiary    Unit: US Dollar

	Net Sales	Net Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit
Subsidiaries	ended	ended	ended	ended	ended	ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	$342,879,998	$332,855,203	$301,652,769	$292,326,778	$41,278,732	$40,528,425
Gansu Hongtai Agricultural Technology Co., Ltd.	91,314,535	88,654,888	80,424,171	77,945,504	10,902,153	10,709,384
Gansu Xiaheqing Industrial Co., Ltd.	16,268,423	15,794,585	12,984,431	12,584,252	3,268,119	3,210,333
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	81,500,646	79,126,841	71,173,214	68,979,661	10,329,829	10,147,180
Gansu Jinta Xingsheng Industrial Co., Ltd.	90,606,086	87,967,074	78,764,956	76,337,426	11,838,982	11,629,648
Gansu Jinta Yongsheng Agricultural Development Company.	85,069,967	82,592,201	70,592,636	68,416,976	14,430,379	14,175,225
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	939,538	912,173	764,784	741,213	174,037	170,960
Totals for Quarter	$708,579,192	$687,902,965.00	$616,356,961	$597,331,810	$92,222,231	$90,571,155

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Segments - continued

Other segments that assist management in its analysis of the company's performance are the segments by product group, namely, agriculture, livestock and biotechnology.  The following table contains that breakout of gross profit by product group.

9 months ended 9-30-2014
	Sales	Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit	Gross Profit %	Gross Profit %
	ended	ended	ended	ended	ended	ended	ended	ended
	09/30/2014	09/30/2013	09/30/2014	09/30/2013	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Agriculture	$702,478,666	681,980,124	610,473,836	$591,630,002	$91,997,219	$90,350,122	13.10	13.25
Livestock	1,346,614	1,307,392	1,247,174	1,208,736	100,432	98,656	7.46	7.55
Biotechnology	4,753,912	4,615,449	4,635,952	4,493,072	124,580	122,377	2.62	2.65
Total for Quarter	$708,579,192	$687,902,965	$616,356,961	$597,331,810	$92,222,231	$90,571,155	13.02	13.17

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

RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Dollars (000's)	% of Sales	Dollars (000's)	% of Sales
Net Sales	$305,143	100%	$290,002	100%
Costs of Goods Sold	258,335	85%	243,934	84%
Gross profit	46,807	15%	46,068	16%
Sales and marketing expenses	544	0.2%	561	0.2%
General and administrative expenses	1,353	0.4%	1,370	0.5%
Interest expense	-517	-0.01%	108	0.0%
Other income	1,321	0.04%	1	0.0%
Net income	$46,748	14.7%	$44,030	15.2%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented were 6.1525 RMB to 1 USD for the nine months ended September 30, 2014 and 6.1931 RMB to 1 USD for the nine months ended September 30, 2013

Net Sales. Sales are generated primarily from our farming operations and related side line products in China. Net sales for the nine months ended September 30, 2014 increased by $21 million, or 3% to $708 million as compared to $687 million for the nine months ended September 30, 2013. The overall increase in net sales was primarily a result of the rising prices of agricultural products attributable to increasing demand in China. We also benefited from our expanded marketing network which covers more provinces, with more distributors and direct clients.

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production, the increase in cost is mainly due to the growth in the net sales.

Gross Profit and Gross Margin. Our gross profit for the three months ended September 30, 2014 increased by $1.6 million or 1.8% to $92 million from $90 million for the three months ended September 30, 2013. The improved margin was primarily a result of the growth in the net sales.

Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2014 increased by $9,346 or 0.7% to $1,295,418 as compared to $1,286,072 in the prior nine months ended September 30, 2013.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2014 increased by $21,651 or 0.7% to $3,084,991 from $3,063,340 for the nine months ended September 30, 2013.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expenses and Other Income. Our interest expense for the nine months ended September 30, 2014 decreased by $597,018 or 80% to $150,397 as compared to $747,415 in the prior nine months ended September 30, 2013. Our other income for the nine months ended September 30, 2014 increased by $1,151,259 or 172% to $1,818,274 as compared to $667,015 in the prior nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $13.5 million and working capital of $442 million. This compared to cash and cash equivalents of $11.3 million and working capital of $393 million as of September 30, 2013. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Nine Months Ended September 30th
	2014	2013
Net cash provided by operating activities	43,251	20,104
Net cash used in investing activities	-36,905	-12,920
Net cash used in financing activities	-4,078	-7,685
Effect of foreign currency translation on cash and cash equivalents	-102	760
Cash and cash equivalents at beginning of the period	11,338	10,980
Cash and cash equivalents at end of period	13,502	11,239

Net cash provided by operating activities was $43 million for the nine months ended September 30, 2014 as compared to $20 million for the nine months ended September 30, 2013. Net cash used in investing activities was $36.9 million for the nine months ended September 30, 2014 as compared to $12.9 million for the nine months ended September 30, 2013. Net cash used in financing activities was $4 million for the nine months ended September 30, 2014 compared with $7.7 million for the nine months ended September 30, 2013.

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

Off-Balance Sheet Arrangements

As of September 30, 2014 and for the nine months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

YASHENG GROUP

November 7, 2014	By:	/s/ Ye Dong
Ye Dong
Chief Executive Officer