Form 10-K
period 2014-12-31
Yasheng Group
filed 2015-03-30
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed fiscal year, December 31, 2014, was $7,074,999 For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of December 31, 2014 was 155,097,355.

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

Our food and agro-byproducts are processed primarily from premium specialty agriculture products grown in Northwest China in six agricultural product categories: fresh fruits, vegetables, field crops, specialty crops, seeds and eggs. We have been producing our award winning premium specialty agriculture products for over 30 years.  We harvest our crops through farms that we own and from collective farm operators. Our primary product offering includes over 30 major agriculture products under 6 product categories with the major products including: field crops: cotton, corns, barley, wheat, flax, alfalfa; vegetables: onions, potatoes, beet, and peas; fruit: apples, pears, apricots: specialty crops: hops, wolfberries, cumin, liquorices; seeds: black melon seeds, sunflower seeds, corn seeds, flax seeds; poultry: eggs.  We also produce many additional fresh fruits and vegetables which supply the local and provincial markets. We generated approximately 24.5% of our revenues from field crop based products, 15.1% from vegetable based products, 24.5% from fruits, 20.1% from specialty crops, 13.9% from seeds, and 1.9% from poultry products and the residual from other production during the year ended December 31, 2014.

We sell our products through an extensive nationwide sales and distribution network covering 19 provinces and over 121 cities in China.  As of December 31, 2014, we have approximately 238 distributors and 41 direct clients. Our products are also sold directly to food processors as well as processed within our company and then resold to supermarkets or other distributors, or further processed into retail food products.  We also sell many of our fresh products within Gansu province as well as nationally to food processors and distributors, or directly to the supermarkets. Our customers are based primarily in China and include national and international leading companies.  Our products are also sold as feed for livestock, ingredients for Chinese traditional medicines as well as other important ingredients in the food industry.

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

Our net sales for the year ended December 31, 2014 was $1,012 million. Our gross profit for the year ended December 31, 2014 was $143.86 million. Earnings per share for the year end December 31, 2014 were $0.90 per share.

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

1.
1. Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd. Founded in 1997, Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd (“Gansu Tiaoshan Group”) is located in Jingtai County, Baiyin City, Gansu Province. It has over 210th mu Chinese mu is equal to 1/15 of a hectare or 1/6 of an acre) arable land. That including The national A Grade Green Food fruit base 20,000 mu, the Green Food Vegetable production base of 40,000 mu (potato, onion), the Pollution-Free Agricultural demonstration base 100,000 mu, the agricultural seed commercialization and breeding demonstration base 20,000 mu, the special medicine and herbs planting base of 30,000 mu. Its operating subsidiaries as described below primarily grow, process and sell products such as cotton, corn, barley, wheat, potatoes, beet, apple, pear, apricot, medlar, flax seeds, black seeds, sunflower seeds, hemp seeds, corn seeds, eggs, agricultural and cement. The Tiaoshan Brand fruits have won numerous national and provincial awards as well as the Chinese Prestigious Product Award and its potato, apricot, crispy pear, and Fuji apple have been granted organic food by the China Organic Food Development Center. The Gansu Tiaoshan Group is certified as an A level national production base for organic food and fruits. The Gansu Tiaoshan Group is recognized by the Ministry of Agriculture as a demonstration farm (a model farm) and quality-trace experimental enterprises for environment-friendly agricultural products. Tiaoshan is the China green food Development Center for the national A-class green food fruit base; this is the only National Green Food production base in Gansu province.

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

•
Jingtai Tiaoshan Yafei Forest & Fruit Co., Ltd.   The company is mainly engaged in the processing and sale of fruits. It is one of the A level national "organic fruit" production bases with approximately 23, 700 mu in land. Among other things, our orchards occupy an area of 15,000 mu, including 9,500 mu of pear orchard, 2,100 mu of apple orchard, and 1,600 mu of apricot orchard, which have a capacity of producing 37,000 tons of various fruits every year. We primarily produce “Zaosu Pear”, “Huangguan Pear”, “Huangjin Pear”, “Fuji Red Apple”, “Dajie Apricot” and candied fruits with the “Tiaoshan” brand and sell to Gansu, Interior Mongolia, Ningxia, Qinghai, Henan, Shenzhen, Hong Kong, Macau and Northeast Asian countries. Yafei has long been recognized as “National Grade A Green Food Production Base”, “National Green Agriculture Model Enterprise”, “National Non-Environmental Damage Agricultural Product Model Base Farm”, “Gansu Province Agriculture Industrialization Leading Enterprise” and, “National Modern Reclamation Model Region” since 2004.

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

Registration Authority:  Jiuquan Prefectual Administrative Bureau for Industry and Commerce.  The business license (Prefectual Level) was issued by Jiuquan Prefectual Administrative Bureau for Industry and Commerce, Gansu, Province.
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

Three new subsidiaries

9.           Rouge Mountain Mining Group Corp (AZ)

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

Yasheng Greenphil LLC

We entered into an agreement in September 2012 with Greenphil Agua-Culture & Hydroponics Holding, Inc (Manila, Philippines) and Greenphil Aqua-Culture & Hydroponics, LLC (California), where all parties expressed an interest in forming a joint venture to conduct business development in the Republic of the Philippines.  This business will include agua-culture and Hydroponics, farming, mining and other projects.

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

FAO pointed out that Ukraine's political tension is one of the reasons for the rise in food prices, the prices of other factors including the drought in Brazil, Southeast Asia and South America exceeding one's expectations of weather conditions, and the demand of North America, including food and biofuel producti on.

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

Yasheng group sells its products through an extensive nationwide sales and distribution network covering 19 provinces and over 121 cities in China. The company has approximately 238 distributors and 41direct clients.

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

Company Merger & Acquisitions in 2015

On account of the Chinese government is vigorously promoting ecological protection policy and  the changes of market prices of the agricultural products, the production and operation of our company in the next few years will face the following changes:

First, the lands are mostly distributed in the Hexi Corridor in Gansu Province in China, Although the Qilian Mountain glacier melt water can bring convenience to irrigation, but the surrounding wide area belong to semi-desert areas of China. In order to restore the ecological environment in these areas, the Chinese government is now implementing the policies of "close wells and reduce farmland areas" and "return the grain plots to forestry" in existing agricultural areas in the northwest area, strictly control and compress farming water, water has been diverted to desert region to restore the ecological environment, which will lead to the result that our company's farming scale will be reduced year by year.

Secondly, looking from the structure of planting, under the influence of domestic market, the prices of hop and cotton are falling, the income has decreased and it's difficult to restore recently.

The influence of the above changes on our company will be long-term; it's more difficult to further improve operating revenue and profit levels in the future. To ensure that our company can have good support of agricultural development in the future, after careful research and analysis, and get support after consultation with the agricultural and financial experts,  the company major shareholders,  the Board of Directors of Gansu Yasheng Salt Group and the Board of Directors of the United States Yasheng Group, plan to cross over and recombine the efficient agricultural resources which is rich in water resources being operated by the wholly-owned subsidiary, Gansu Yasheng Agricultural,  Industrial and Commercial Company of the major shareholder Gansu Yasheng Salt Group with the existing  farmland fields being cultivated by US Yasheng Group in the form of equivalence, which will inject US Yasheng Group better and more efficient operating assets. Aiming to modern agricultural science, pollution-free high-value-added products and facing the two markets at home and abroad, to build a brand new US Yasheng Group in order to ensure sustainable growth in operating income and profitability of US Yasheng Group, achieving the goal of listing on main board markets as soon as possible, and create bigger profits for shareholders.

BUSINESS SEGMENTS

Our businesses primarily consist of farming and, to a lesser extent, cement manufacturing.   Our farming and food related products/premium specialty deep processed food and agricultural byproducts  contain numerous operating divisions that produce, process, market and distribute a variety of premium agricultural products grown in Northwest China.  As such, with the exception of Gansu Baiyin Agriculture and Reclamation Company, all other subsidiaries of the Company are primarily agricultural enterprises.  Included in our consolidated financial statements are results from the Company’s cement manufacturing business operations. For the years ended December 31, 2014 and 2013, this business contributed revenues totaling $6.12 and $6.84 million, respectively, which represents less than 1% of total consolidated sales for either year. The business volume of this segment has been and is expected to continue to remain relatively constant and is not significant to warrant separate segment reporting.  See Item 7.  Management’s Discussion and Analysis of Financial Condition & Results of Operations.

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

Our primary product offering includes over 30 agriculture products under the following six areas.

•	Field Crops: Cotton, Corn, Barley, Wheat, Flaxseed, Alfalfa
•	Vegetables: Onion, Potato, Beet, Pea
•	Fruit: Apple, Pear, Apricot
•	Specialty Crops: Hops, Wolfberry, Cumin, Hemp, Liquorices Root
•	Seeds: Black Melon Seeds, Sunflower Seeds, Corn Seed, Hemp Seed, Flax Seed
•	Poultry: Eggs

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

We generated approximately 24.5% of our revenues from field crop based products, 15.1% from vegetable based products, 24.5% from fruits, 20.1% from specialty crops, 13.9% from seeds, and 1.9% from poultry products and the residual from other production during the year ended December 31, 2014.

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

We currently sell our products to both distributors and direct customers across 19 provinces in China including: Gansu, Shanxi, Beijing, Shandong, Liaoning, Guangdong, Tianjin, Shanghai, Ningxia, Qinghai, Hebei, Inner Mongolia, Xinjiang, Jilin, Hubei, Guizhou, Xizang, and Hainan.  At December 31, 2014, we had approximately 238 distributors and 41 direct customers in China. We export our products indirectly through the Chinese companies with import and export qualification and licenses.

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

We typically enter into annual contracts with some of our distributors that are renewed at the beginning of the year.  We maintain stable relationships with our distributors, and many of them have been our distributors for more than three years. No customer or distributor accounted for more than 10% of our total revenue in fiscal year 2014.

We set up a trading company in 2010 to manage foreign investment and incoming revenues from overseas businesses and as well as to set up a new product development, sales, and marketing entities with domestic and international administration consolidated into the company. We believe that it will strengthen our sales and marketing, particularly the exporting of products.

RESALE SUPPLIERS

During the year ended December 31, 2014, we derived a substantial portion of the materials from which we produce our products for resale from many suppliers in Gansu and Northern China.  Dependence upon a limited number of suppliers poses business risks, which is one reason that we have a diverse choice of vendors for our operations. These suppliers make up seed, animal feed, fertilizer, agro business materials, incidental construction materials, and other related agriculture industry supplies companies.

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

Our Competitive Advantages

We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

•
Industry Trend Flexibility .  Our ability to adjust our agricultural structure and improve the quality of agricultural products has resulted in the comprehensive development of the agricultural economy. Planting structure has also been continuously optimized which has developed from traditional agriculture to cash crops. The production of the cash crops such as cotton, oil, sugar, hemp, fruits, vegetables and other crop production have relatively access to rapid development. The main agricultural products concentrate on the predominance-areas is speeding up and the level of quality of the agricultural products has been further enhanced.

•
Scale advantage over local competitors .  The PRC agriculture market currently is highly fragmented. We are larger than our domestic competitors when considering the companies large diverse product portfolio, vast amounts of land under cultivation & abilities for industrial scale production volumes. This provides us with many competitive advantages, including the resources to ensure high quality products and better controls to secure consistent and reliable supplies to large customers.  Our scale and increasing nationwide market exposure supports development of our brand name.

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

ITEM 1 — BUSINESS - continued

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

•
Extensive Sales and Distribution Network .  Our extensive sales and distribution network allows us to reach a wide range of customers all over the nation. As of December 31, 2014 we had approximately 218 major regional distributors in 18 provinces. Our distributors sell our products through their own network in the region to their various customers, including food processors, supermarkets and wholesale stores. We have a stable and effective group of distributors who helped to sell our products all over China.

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

•
Significant Barriers for New Competitors .  We have spent the past three decades investing significant resources to acquire land, build infrastructure, research and development to grow its business. A new competitor would need to acquire large tracts of land within the same geo agro conditions we have to develop the same type of diverse product line. The new competitor would have to deal numerous local and provincial government agencies and current land tenants to secure leases and land use rights needed for large scale operations. If the competitor was able to secure the land, it would need a substantial amount of time, investment, and resources to bring operations up to our capacity. It would also take a lot of time to reach profitable operations.

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

 HEMP AS AN AGRICULTURAL COMMODITY

"Summary Industrial hemp is a variety of Cannabis sativa and is of the same plant species as marijuana. However, hemp is genetically different and distinguished by its use and chemical makeup. Hemp has long been cultivated for non-drug use in the production of industrial and other goods. Some estimate that the global market for hemp consists of more than 25,000 products. It can be grown as a fiber, seed, or other dual-purpose crop. Hemp fibers are used in a wide range of products, including fabrics and textiles, yarns and raw or processed spun fibers, paper, carpeting, home furnishings, construction and insulation materials, auto parts, and composites. The interior stalk (hurd) is used in various applications such as animal bedding, raw material inputs, low-quality papers, and composites. Hemp seed and oilcake are used in a range of foods and beverages, and can be an alternative food protein source. Oil from the crushed hemp seed is an ingredient in a range of body-care products and also nutritional supplements. Hemp seed is also used for industrial oils, cosmetics and personal care, and pharmaceuticals, among other composites.

Precise data are is not available on the size of the U.S. market for hemp-based products. Current industry estimates report that U.S. retail sales of all hemp-based products may be nearly $500 million per year. Because there is no commercial industrial hemp production in the United States, the U.S. market is largely dependent on imports , both as finished hemp-containing products and as ingredients for use in further processing.

In the early 1990s a sustained resurgence of interest in allowing commercial cultivation of industrial hemp began in the United States. Several states have conducted economic or market studies, and have initiated or passed legislation to expand state-level resources and production.

Several states have legalized the cultivation and research of industrial hemp, including Colorado, Hawaii, Kentucky, Maine, Maryland, Montana, North Dakota, Oregon, Vermont, Washington, and West Virginia. However, because federal law still prohibits cultivation, a grower still must get permission from the DEA in order to grow hemp, or face the possibility of federal charges or property confiscation, despite having a state issued permit.

ITEM 1 — BUSINESS - continued

U.S. Hemp Imports The import value of hemp-based products imported and sold in the United States is difficult to estimate accurately. For some traded products, available statistics have only limited breakouts or have been expanded only recently to capture hemp subcategories within the broader trade categories for oilseeds and fibers. Reporting errors are evident in some of the trade data, since reported export data for hemp from Canada do not consistently match reported U.S. import data for the same products (especially for hemp seeds). Given these data limitations, available trade statistics indicate that the value of U.S. imports under categories actually labeled “hemp,” such as hemp seeds and fibers, which are more often used as inputs for use in further manufacturing, was nearly $11.5 million in 2011. Compared to available data for 2007, the value of imported hemp products for use as inputs and ingredients has more than doubled. However, import volumes for other products such as hemp oil and fabrics are lower (Table 1). Trade data are not available for finished products, such as hemp-based clothing or other products including construction materials, carpets, or hemp-based paper products. The single largest supplier of U.S. imports of raw and processed hemp fiber is China. Other leading country suppliers include Romania, Hungary, India, and other European countries. The single largest source of U.S. imports of hemp seed and oilcake is Canada. The total value of Canada’s exports of hemp seed to the United States has grown significantly in recent years. " Sources from Congressional Research Service

INTELLECTUAL PROPERTY

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

As of December 31, 2014, we had over 10,000 employees. The majority of employees are based in China, and approximately 9 employees or contract employees are based in our U.S. headquarters.   Some of our employees in China are members of a labor union.  Among all the employees, approximately 59% employees are farm workers, 14% employees are salespeople, 8% employees are management staff, and 19% are technical staff.

The farm workers of Yasheng Group have been reduced from 15,000 to about 10,000 people in recent years. With the gradual improvement of quality of the leading enterprises of agricultural industrialization of Gansu Province, a large number of enterprises have gradually got rid of the development model of labor intensive and resource consumption, science and technology have been used more and more, independent innovation grows with each passing day, make it big, make it perfect and make it strong, which has extended the industrial chain and improved the product added value.

Develop agricultural industrialization, transform step by step from an agrarian-dominated economy to an industry-dominated economy. Driven by the leading enterprises, agricultural industrialization operation will reduce the agricultural population labor and labor costs, increase sales profits, and achieve great development of modernized agriculture.

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

ITEM 1 — BUSINESS - continued

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

Agriculture risks .

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

As of December 31, 2014, approximately 78% of our shares of outstanding common stock were held by Gansu Yasheng.  We expect our principal shareholder to continue to use its interest in our common stock to direct our management, to significantly influence the election of our entire board of directors, to determine the method and timing of the payment of dividends also limited by debt covenants, to determine substantially all other matters requiring shareholder approval and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the common stock at a premium over their market price and may otherwise adversely affect the market price of the common stock.  In addition, Gansu Yasheng may affect certain corporate transactions such as a merger without seeking the other shareholders approval.

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTCQB (OTC Markets Inc.) under the symbol “HERB”.  The following table shows the range of the high and low bid for our common stock as reported by OTCQB for each quarterly period within the two most recent fiscal years is set forth below:

	Bid Prices
	High	Low
2014
Quarter ended December 31, 2014	$0.85	$0.54
Quarter ended September 30, 2014	$1.20	$0.72
Quarter ended June 30, 2014	$1.40	$0.75
Quarter ended March 31, 2014	$2.49	$0.35

2013
Quarter ended December 31, 2013	$0.78	$0.58
Quarter ended September 30, 2013	$0.78	$0.46
Quarter ended June 30, 2013	$0.60	$0.41
Quarter ended March 31, 2013	$0.53	$0.33

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

As of December 31, 2014, the number of stockholders of record was approximately 346, not including beneficial owners whose shares are held by banks, brokers and other nominees.

Stockholders

As of December 31, 2014, the number of stockholders of record was approximately 346, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

We generated approximately 24.5% of our revenues from field crop based products, 15.1% from vegetable based products, 24.5% from fruits, 20.1% from specialty crops,13.9% from seeds, and 1.9% from poultry products and the residual from other production during the year ended December 31, 2014.

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

Product Offering and Pricing. Agriculture products have been and are expected to remain our primary product base. We are a national strategic commodity supplier for China and continue to expand into high end markets with quality agriculture products. Our product pricing remains competitive principally because of our vast amount of resources, available low cost labor, high tech agriculture practices, and long standing relationships with our customers. In the future we plan to continue to focus on higher margin deep processed products and have begun implementing a strategic plan to expand our product line with by-products from our core cultivated agro raw materials such as hops extract, flavorings, deep potato processing, organic fertilizers, animal feeds, eco-friendly pesticides, and bio energy. The gross margins for our agriculture products for the years ended December 31, 2014 and 2013 were approximately 13% and 12.8%, respectively.

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

   Cement manufacturing business segment. Included in our consolidated financial statements are results from the Company’s cement manufacturing business operations. For the years ended December 31, 2014 and 2013, this business contributed revenues totaling $6.12 and $6.84 million respectively which represents less than 1% of total consolidated sales for either year. The business volumes of this segment have been and are expected to continue to remain relatively constant and are not significant to warrant separate segment reporting.

Effects of inflation. Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in agriculture products and continually maintain effective cost control in operations.

Results of Operations

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
	Dollars	% of Sales	Dollars	% of Sales
	(000's)		(000's)

Net Sales	$1,012,135	100.0%	$1,011,324	100.0%
Costs of Goods Sold	868,280	85,8	867,846	85.81
Gross profit	143,855	14.1	143,478	14.19
Sales and marketing expenses	1,792	0.18	2,010	0.2
General and administrative expenses	4,147	0.41	4,725	0.47
Interest expense	666	0.07	937	0.09
Other income	686	0.07	688	0.07
Net income	$138,935	13.73	$136,493	13.5

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The functional currency of our operations is the Chinese RMB which is being reported in US Dollars for financial statement reporting purposes. The results of operations reported in the table above are based on an average exchange rate of 6.2018 RMB to $1 US for the year ended December 31, 2014 and an average exchange rate of 6.0533 RMB to $1 US for the year ended December 31, 2013.

Net Sales. We generate sales from our farm and side line products. Net sales for the year ended December 31, 2014 increased $0.8 million or 0.08% to $1,012 million as compared to $1,011 million for the year ended December 31, 2013. The devaluation of the Renminbi compared to the US Dollar negatively impacted net sales and gross profit.

Cost of Goods Sold. Our cost of goods sold consists primarily of the costs of raw materials, labor, and overhead. Cost of sales for the year ended December 31, 2014 increased by $0.43 million, or 0.1%, to $868 million from $868 million for the year ended December 31, 2013.

Gross Profit and Gross Margin. Our gross profit for the year ended December 31, 2014 increased $0.4 million or 0.3% to $143.9 million from $143.5million for the year ended December 31, 2013

Sales and Marketing Expenses. Our sales and marketing expenses for the year ended December 31, 2014 decreased by $0.2 million, or 10.8% as compared to the prior year ended December 31, 2013 due principally to management’s continued emphasis on cost control.

General and Administrative Expenses.  Our general and administrative expenses for the year ended December 31, 2014 decreased by $0.58 million as compared to the prior year ended December 31, 2013, due principally to management's continued heightened focus on controlling costs.

Interest Expenses and Other Income. Our interest expense was reduced to $0.66 million, and other income increased to $1.68 million, respectively for the year ended December 31, 2014.

Accounts receivable, net: The Accounts Receivable, net ending balance was $112 million, at the beginning of the year it was $103 million, giving an increase of 8.8%.  This increase is mainly due to the rising prices of the current period and the results of the conversion of exchange rate movement.

Inventories: The Inventory ending balance was $341 million compared to $319 million for the year ended December 31, 2013. This gives an increase of 7% which was mainly due to rising prices, the result of the conversion exchange rate, and the increases in chemical fertilizers, pesticides, seed reserves and food prices continued to rise, increasing inventory will increase revenues. Furthermore, the rise in prices, caused by increased product costs, also resulting in increased inventory costs.

Property, plant and equipment, net:  The ending balance of property, plant and equipment was $905 million; the beginning balance was $848 million.  This increase of 6.7%.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Construction in progress:   Construction in progress has an ending balance of $6.9 million and the beginning balance of $7 million.  This was an decrease of 0.1%.

Accounts payable and accrued expenses: The accounts payable ending balance was $27 million

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

	Year Ended December 31,

	2014	2013

Net cash provided by operating activities	$116,137	$51,093
Net cash used in investing activities	(110,084)	(43,779)
Net cash used in financing activities	(6,028)	(8,353)
Cash and cash equivalents at beginning of the period	11,337	10,980
Cash and cash equivalents at end of period	11,907	11,337

Net cash provided by operating activities was $116 million for fiscal year 2014 as compared to $51 million for fiscal year 2013. Net cash provided by operating activities was higher during the current year in relation to the prior year principally because of increases in net sales and reductions in the amount of account receivables outstanding. Net cash used in investing activities was $110 million for fiscal year 2014 as compared to $43 million in fiscal year 2013. The increase was attributed to assets purchase. Net cash used in financing activities was $6.0 million for calendar year 2014 compared with $8.3 million for calendar year 2013. The decrease was attributed to less debt repayment during the current year as compared to the previous year.

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

Key Performance Metrics – Our cash conversion cycle for fiscal year ended December 31, 2014 deteriorated from the fiscal year ended December 31, 2014. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

	Fiscal Year Ended
	2014	2013	2012

Days of sales outstanding(a)	38	37	33
Days of supply in inventory(b)	50	50	45
Days in accounts payable(c)	25	25	22

Cash conversion cycle	63	62	56

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

 The DSO increased 1 days, the DSI increased 0 days,  and the DPO increased 0 days in 2014, compared to 2013,  this main due to the price of materials and finished goods rise up greatly in 2014, and we purchase our materials mainly in the first half year, and harvest and sell most of our products  in the second half. We updated the contracts with our vendors and customers in the second half year, so the price of materials and products were flat in the first half year. And these make the DSI increased greatly but the DPO decreased greatly.

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

2014 board meetings

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

B. The further processing project of line of potato products

Based on the analysis of the potato industry market and the development trend at home and abroad, the potato industry will become the 21st century's most promising and most competitive industry.

The project consists of five components: (a ） seed potato system construction; (b) construction of production bases of dedicated high-quality merchandise potato; (c) the construction of industry group of potato further processing; (d) the construction of market circulation system; and (e) new products research and development  and construction of a quality assurance system.

The total investment of the project is $80 million, and after the project is completed, the annual additional sales revenue is projected to be $107.5 million, and the new additional net income is projected to be $25.8 million.

C. Industrial hemp planning

In 2015, Yasheng Group plans to increase development and research of industrial hemp. It has successfully formed and planned industry chains such as seed growing, cultivation, preliminary work to research and develop fiber, hemp seed processing, new types of building material, health food, and clothing.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

D. Hemp projects Yasheng Group has planned for 2015:

Natural green health knitwear, Including: Clothing design and processing with the use of hemp fabrics. This kind of textile fabric can shield more than 95% of ultraviolet (UV) light, does not change color in 370 temperature, does not burn at 1000 , and has good heat resistance and sun-proof performance.

Hemp health socks distribution: Yasheng Group's Original Brand - Hemp Route Socks: which have been knitted by hemp and cotton together in different proportions. The foot care function is superior to that of cotton socks, its biggest characteristics been deodorization, disinfection, and prevention and treatment of Athlete's Foot.

Hemp oil and hemp protein processing and production projects: hemp seed contains eight kinds of essential amino acids needed by everyone, the unsaturated fatty acid content is close to 90%, higher than deep sea fish Oil. Hemp extraction for Cannabidiol and CBD applications: The application of Cannabinoids has been recognized (including cannabidiol ("CBD") and used to provide analgesia and neuroprotection, reduce inflammation and help relieve nausea and vomiting, as well as the treatment of epilepsy, anxiety, and glaucoma.

Yasheng Group has set up hemp ecological agriculture bases in Gansu Province and the Inner Mongolia Autonomous Region.

Approximately 20,000 mu of hemp were planted in 2014, and in 2015 the planned cultivated area of hemp will be the same.

In 2013, Yasheng Group registered the URL www.hemproute.com . The site will be used to market the company’s hemp products in the United States.

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

E. Angel Star milk powder produced in the US project

Angel Star Nutrition LLC is a startup company that was formed to develop, manufacture in the USA, and export/distribute milk powder products to the Chinese health conscious consumer marketplace.

 Angel Star Nutrition LLC was founded by the need to supply China, the world’s largest consumer market, with a quality milk powder a produced in the USA. In response to the melamine infant formula scandal in 2008, Yasheng Group saw an enormous market opportunity to enter the Chinese market by manufacturing milk powder in the United States and exporting/distributing to China. After several years of product development and waiting for approval from the Chinese and US food safety agencies, Angel Star Nutrition LLC is now one of the few companies capable of supplying high-quality USA milk powder to China.

Angel Star Nutrition LLC. Is a modern state of the art milk powder manufacturer located in Utah, USA. This assures the highest FDA safety standards that the Chinese consumer market demands. Yasheng Group employs over 200 people distributing products through its own extensive nationwide sales and distribution network in China. Our network covers 19 provinces and over 118 cities with approximately 232 distributors reaching a market that is over 500 million Chinese consumers and growing. Angel Star products are created based on specific strict nutritional guidelines and approved by the Chinese government. Angel Star facilities that produce, process and package Angel Star products conform to USDA, FDA and Chinese Government inspection and license requirements.

(a) Continue to focus on our subsidiaries production and operation through smooth implementation of all the production and operation plans to enhance our economic efficiency.

(b) Make full use of a listed company platform, secure capital operation and financing and continue our budgeting for our normal operation and further development of economies of scale.

That the Angel Star Nutrition dairy packaging facility located in West Valley City, Utah (of which Yasheng is a 50% partner) has been approved as a "low risk dairy facility" by the Certification and Accreditation Administration of the People's Republic of China (CNCA). The approval covers "skimmed milk powder, partially skimmed milk powder, and other milk powders". Angel Star has been assigned CNCA Plant # 3010724335.

 With this certification in hand, the path is now cleared for Angel Star to begin shipments of Milk Powder and Nutrition Drinks to mainland China.

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

(h) Enter into Organic farming and food business

(i) Enter into Organic Fertilizer Business

(j) Enter into a Global expansion for HEMP industry business

Off-Balance Sheet Arrangements

            As of December 31, 2014 and for the three years then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

The Hongxin CPA, an independent registered public accounting firm, has audited the consolidated financial statements of Yasheng Group for the fiscal year ended December 31, 2014, in accordance with the auditing standards generally accepted in the United States of America and with accounting principles generally accepted in the United States of America, and as part of their audit, has issued their report, hereinafter, on the effectiveness of our internal control over financial reporting.

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

Name	Age	Position Held	Date Appointed/Elected

Dong Ye	56	Chairman and Chief Executive Officer	2013
Wu Mei Ping	44	President/Director	2003
Wang Deng Fu	58	Director	1998
Zhuang Hai Yun	45	Director and Chief Financial Officer	2004
Wang Xitian	58	Director	2007
He Shurong	59	Director	2007
Wei Lefu	66	Director	2007
Yang Shengniu	55	Director	2008
Wei Tingwu	48	Director	2010
Yang Baoquan	48	Director	2010
Zhang Xinmin	45	Director	2010
Liu Darong	48	Director	2010
Wang Anxue	60	Director	2010

Biographies

Mr. Dong Ye. Chairman of Yasheng Group, Mr. Dong Ye is 56 years old and graduated from the Institute of Hexi College in Gansu Province in 1982 with a bachelor’s degree in economics. Mr. Dong Ye’s first employment was with the Gansu Aluminum Ye Group. From May 1983 to July 2000, Mr. Dong Ye successively served as Principal of the Children Secondary School of the Gansu Aluminum Group Company, Secretary of Youth League Committee of the Group Company, Propaganda Minister, Office Director and Deputy General Manager of Gansu Wan Xuan Aluminum LLC. From August 2000 to August 2002, Mr. Dong Ye further studied in the Graduate School of BNU (Beijing Normal University) majoring in "Management Philosophy". From September 2002 to July 2003, he took a temporary post in the Shenzhen KaiShi Group, serving as standing Vice General Manager. From April 2008 to March 2011, Mr. Dong Ye served as General Manager of Lanzhou (Gansu Province) New West Wei Niwei Plant. From April 2011 to April 2013, he served as Party Secretary of the Company. From June 2012 to April 2013, he was Deputy General Manager of the Company and since April 2013 he has been holding the post of Chairman of YaSheng Group.

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

The following table sets forth information regarding all forms of compensation earned by the named executive officers during the fiscal years ended December 31, 2014 and December 31, 2013, respectively.

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	All Other Compensation		Total

Dong Ye, CEO	2014	$30,000		$-0-	$-0-	$-0-	$15,000	(2)	$45,000
	2013	$30,000		$-0-	$-0-	$-0-	$15,000	(2)	$45,000

Wu Meiping, President	2014	$120,000	(1)	$-0-	$-0-	$-0-	$-0-		$120,000
	2013	$120,000	(1)	$-0-	$-0-	$-0-	$-0-		$120,000

Zhuang Haiyun, CFO	2014	$20,000		$10,000	$-0-	$-0-	$-0-		$30,000
	2013	$20,000		$10,000	$-0-	$-0-	$-0-		$30,000

(1) Ms. Wu was entitled to $120,000 per annum but only received $65,000 during 2013 and 2012.
(2) Mr. Dong receives certain housing, travel and auto allowances in the aggregate amount of approximately $9,000 per year.

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers held any unexercised stock options at December 31, 2014.  As of December 31, 2014, there were no outstanding stock awards.

Director Compensation Table

Our directors do not receive cash compensation for their services.  Our directors received no compensation during the year ended December 31, 2014 for serving as directors.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2014, on which date there were 155,097,355 shares of common stock issued and outstanding. The information in this table provides the ownership information for:

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Shares Underlying Convertible Securities (1)	Total	Percent (2)
Directors and Named Executive Officers(3)
Dong Ye (2)	121,842,733	0	121,842,733	78.6.	%
Wu Mei Ping (4)	11,100,000	0	11,100,000	7. 2%
Fu Wang Deng	n/a	0	n/a	n/a	%
Hai Yun Zhuang	n/a	0	n/a	n/a	%
Wang Xitian	n/a	0	n/a	n/a	%
Wei Lefu	n/a	0	n/a	n/a	%
He Shurong	n/a	0	n/a	n/a	%
Yang Shengniu	n/a	0	n/a	n/a	%
Directors and executive officers as a group persons	132,942,733	0	132,942,733	85.8%
5% or more Beneficial Owners
Gansu Yasheng Salt Chemical Industrial Group, Ltd (3)	121,842,733	0	121,842,733	78.6%
Gansu Tiaoshan Agriculture Industrial Commerce Group, Ltd (5)	8,000,000	0	8,000,000	5.1%

(1)	Based on 155,097,355 shares of our common stock outstanding as of Dec. 31, 2014.
(2)	Unless otherwise indicated, the business address of each of our directors and executive offices is Yasheng Mansion, 105 Qin’an Road, Lanzhou, Gansu, China.
(3)	Represents 121,842,733 shares owned by Gansu Yasheng Salt Chemical Industrial Group for which Mr. Zhou serves as legal representative and has voting control.
(4)	The address for this beneficial owner is 805 Veterans Blvd., Suite 228, Redwood City, California 94063.
(5)	Represents 8,000,000 shares owned by Gansu Tiaoshan Agriculture Industrial Commerce Group, Ltd which Mr. Luo Sheng Jing serves as legal representative and has voting control.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Audit Fees

Audit Fees .  Our auditors for the years ended December 31, 2014 and 2013 were Gansu Hongxin, Certified Public Accountants Co., Ltd., Lanzhou, China.  The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2014 and the review of our quarterly reports for such year amounted to approximately RMB $1,300,000. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2011 and the review of our quarterly reports for such year, amounted to approximately RMB $1,250,000.

Audit Related Fees . For the years ended December 31, 2014 and December 31, 2013, we paid $0 and $0, respectively, to Gansu Hongxin for other audit related fees.

Tax Fees .  For the years ended December 31, 2014 and December 31, 2013, we paid $0 and $0, respectively, to Gansu Hongxin for tax related fees.

All Other Fees.   For the years ended December 31, 2014 and December 31, 2013, we paid $0 and $0, respectively, to Gansu Hongxin for all other fees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. - continued

The above-mentioned fees are set forth as follows in tabular form:

	2014	2013

Audit Fees	RMB $1,300,000	RMB $1,300,000
Audit Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

There have been no non-audit services provided by our independent accountant for the year ended December 31, 2014.

Pre-Approval Policies and Procedures

All audit and non-audit services performed by our auditors must be approved in advance by our audit committee and our Board to ensure that such services to not impair the auditor’s independence from us.  Our Board has approved all audit and non-audit services provided by the independent auditors for the fiscal year ended December 31, 2014.

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

YASHENG GROUP

Dated: March 13, 2015	By:	/s/ Dong Ye
DongYe
Chief Executive Officer (Principal Executive Officer)

Dated: March 13, 2015	By:	/s/ Zhuang Hai Yun
Zhuang Hai Yun
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2015	By : /s/ Wang Deng Fu
Wang Deng Fu
Director

Dated: March 13, 2015	By: /s/ Mei Ping Wu
Mei Ping Wu
Director

Dated: March 13, 2015	By: /s/ Wang Xitian
Wang Xitian
Director

Dated: March 13, 2015	By: /s/ He Shurong
He Shurong
Director

Dated: March 13, 2015	By: /s/ Wei Lefu
Wei Lefu
Director

Dated: March 13, 2015	By: /s/ Yang Shengniu
Yang Shengniu
Director

Dated: March 13, 2015	By: /s/ Wei Tingwu
Wei Tingwu
Director

Dated: March 13, 2015	By: /s/ Yang Baoquan
Yang Baoquan
Director

Dated: March 13, 2015	By: /s/ Zhang Xinmin
Zhang Xinmin
Director

Dated: March 13, 2015	By: /s/ Liu Darong
Liu Darong
Director

Dated: March 13, 2015	By: /s/ Wang Anxue
Wang Anxue
Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Acquisition By and Between Nicolas Investment Company, Inc, and Yasheng Group dated June 13, 2004 (1)
3.1	Articles of Incorporation of YaSheng Group (2)
3.2	Amended and Restated Bylaws of YaSheng Group dated September 24, 2010 (3)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
99.1	Charter of the Audit Committee (4)
31.2	Charter of the Compensation Committee (4)
32.1	Charter of the Corporate Governance and Nominating Committee (4)

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

December 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yasheng Group:

We have audited the accompanying consolidated balance sheets of Yasheng Group and its subsidiaries (the “Company”) as of December 31, 2014, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yasheng Group and its subsidiaries as of December 31, 2014, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gansu Hongxin Certified Public Accountants Co., Ltd

Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China

February 27, 2015

YASHENG GROUP
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2014	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	11,907,242	11,337,958	10,980,384
Accounts receivable, net	112,094,824	103,061,683	91,880,065
Inventories	341,756,253	318,980,143	227,294,252
Prepaid and other current assets	4,070,937	4,400,112	3,962,855

Total current assets	469,829,255	437,779,896	334,117,556

Equity and other investments	209,941	210,702	204,380

Property, plant and equipment, net	905,268,722	848,678,908	785,135,358
Construction in progress	6,960,289	7,083,472	7,488,107
Intangible assets, net	1,097,762,161	1,057,082,947	1,033,037,846

Total assets	2,480,030,368	2,350,835,926	2,159,983,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	27,402,889	31,495,004	25,058,592
Short term loans	4,902,762	6,560,711	9,545,780
VAT Tax payable	701,760	789,243	828,517
Current portion of long term debt	3,560,394	4,431,287	4,930,826
Other current liabilities	607,853	685,982	726,773

Total current liabilities	37,175,659	43,962,227	41,090,488

Long term debt	-	-	-
Long term payable	21,073,928	24,573,824	28,124,436

Total liabilities	58,249,587	68,536,050	69,214,924

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355	155,097,355
Accumulated other comprehensive income	443,988,809	443,442,989	388,404,930
Retained earnings	1,822,694,617	1,683,759,531	1,547,266,038

Total stockholders’ equity	2,421,780,781	2,282,299,875	2,090,768,323

Total liabilities & stockholders' equity	2,480,030,368	2,350,835,926	2,159,983,247

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012

Net sales	1,012,135,672	1,011,323,630	993,102,745

Cost of goods sold	868,280,442	867,845,745	859,918,076

Gross profit	143,855,230	143,477,886	133,184,669

Operating expenses:
Sales and marketing	1,792,470	2,009,990	1,944,354
General and administrative	4,147,497	4,725,345	4,598,557
Total operating expenses	5,939,968	6,735,335	6,542,911

Operating profit	137,915,263	136,742,550	126,641,758

Interest expense	666,613	937,163	1,110,340

Other income (expense ）	1,686,436	688,106	885,804

Income before income tax expense	138,935,086	136,493,493	126,417,222
Income tax expense

Net income	138,935,086	136,493,493	126,417,222

Basic earnings per share	0.90	0.88	0.82
Weighted average number of shares	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance as of December 31, 2011	155,097,355	1,420,848,816	383,117,150	1,959,063,321
Net income		126,417,222		126,417,222
Foreign currency translation			5,287,780	5,287,780

Balance as of December 31, 2012	155,097,355	1,547,266,038	388,404,930	2,090,768,323
Net income		136,494,493		136,493,493
Foreign currency translation			55,038,059	55,038,059

Balance as of December 31, 2013	155,097,355	1,683,759,531	443,442,989	2,282,299,875
Net income		138,935,086		138,935,086
Foreign currency translation			545,820	545,820

Balance as of December 31, 2014	155,097,355	1,822,694,617	443,988,809	2,421,780,781

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	138,935,086	136,494,493	126,417,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,939,730	13,069,959	10,928,610
Allowance for doubtful accounts	930,389	437,993	590,704
Changes in assets and liabilities:
Accounts receivable	(9,963,530)	(8,777,416)	(11,837,759)
Inventories	(22,776,108)	(84,654,827)	(86,456,869)
Prepaid and other current assets	329,175	(314,671)	324,380
Accounts payable	(4,092,115)	(5,024,141)	(16,060,984)
Tax payables	(87,483)	(64,903)	(135,845)
Accrued expenses and other current liabilities	(78,129)	(72,237)	(66,416)
Net cash provided by operating activities	116,137,014	51,093,250	23,703,043

Investing activities:
Purchase of assets	(110,084,814)	(43,779,419)	(11,121,978
Investments
Net cash used in investing activities	(110,084,814)	(43,779,419)	(11,121,978

Cash flows from financing activities:
Issuance of common stock
Dividends paid
Payment on land lease	(3,411,143)	(4,420,607)	(5,928,885
Increase (decrease) in debt	(2,617,595)	(3,932,423)	(7,274,734)
Net cash provided by financing activities	(6,028,738)	(8,353,030)	(13,203,619

Effect of exchange rate change on cash and cash equivalents	545,820	1,396,772	888,547

Net increase (decrease) in cash and cash equivalents	569,283	357,574	265,993

Cash and cash equivalents at beginning of period	11,337,958	10,980,384	10,714,391
Cash and cash equivalents at end of period	11,907,241	11,337,958	10,980,384

Supplemental disclosures:
Cash paid for interest	666,613	937,163	1,110,340
Cash paid for income taxes

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012

Net income	138,935,086	136,493,493	126,417,222
Other comprehensive income:
Foreign currency translation adjustment	545,820	55,038,059	5,287,780
Total other comprehensive income	545,820	55,038,059	5,287,780

Total comprehensive income	139,480,906	191,531,552	131,705,002

The accompanying notes are an integral part of these statements.

Yasheng Group
Notes to Consolidated Financial Statement

1.	Organization and nature of operations

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

The Company expenses advertising as incurred. Advertising expenses amounted to $766,924, $754,294, $731,962, for year 2014, 2013, and 2012, respectively.

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

Recently Adopted Accounting Pronouncements

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

(v)	Fair Value of Financial Instruments

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

Accounts receivable are recognized and carried at original invoice amount outstanding less an allowance for doubtful accounts. The activity in the Accounts Receivable was as follows:

December 31st	Gross Balance at end of year	Allowance for doubtful accounts	Net Balance at end of year

2012	96,715,857	4,835,793	91,880,065
2013	108,335,469	5,273,786	103,061,683
2014	118,298,998	6,204,175	112,092,824

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

Year Ended December 31st	Beginning Balance	Charged to costs and expenses	Write offs and other	Ending Balance
2012	4,224,559	590,704		4,835,793
2013	4,835,793	437,993		5,273,786
2014	5,273,786	930,389		6,204,175

4.	Inventories

The major classes of inventory: raw materials, packaging materials, products in process, finished goods, stocks, low-value consumable goods, materials in transit as well as others.

The following is a breakdown of the major categories of inventories.

Breakdown of Inventories

	2014	2013	2012
Raw material	69,104,388	64,583,540	46,131,100
Finished Goods	179,605,652	167,437,526	119,049,524
Low-value consumable goods	46,327,219	43,296,466	30,926,047
Packaging material	30,722,573	28,712,685	20,509,061
Maintenance material	15,996,422	14,949,927	10,678,519

Total for the year	341,756,253	318,980,143	227,294,252

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

Yasheng Group
Notes to Consolidated Financial Statement

5.	Property, plant and equipment & depreciation – continued

Property, plant and equipment	2014	2013	2012

Buildings and improvements	123,603,446	115,517,239	103,140,392
Farming facilities	113,064,212	105,667,488	94,345,971
Machinery and equipment	14,873,613	13,900,573	12,411,226
Transportation and other facilities	359,434,553	335,920,143	299,928,699
Windbreak and Sand-break Trees	404,432,178	381,277,766	365,843,411

Total	1,015,408,002	952,283,209	875,669,700

Accumulated Depreciation	110,139,280	103,604,301	90,534,342

Total	905,268,722	848,678,908	785,135,358

The Company invests every year in windbreaks and sand-breaks to provide shelterbelts for many of the farms located near the Gobi Desert. These investments are recorded under property, plant and equipment above. The following is a more detailed breakdown of the windbreaks and sand breaks and accumulated depreciation by fiscal year.

Windbreak and Sand-break Trees	2014	2013	2012
Wind breaks and sand breaks capitalized (trees)	322,950,473	304,670,258	294,353,892
Additional Long Term Costs Capitalized	86,982,781	81,673,973	71,489,719

Total	409,933,255	386,344,231	365,843,611

Accumulated Depreciation	(5,501,077)	(5,066,465)	(4,685,791)

Net Wind Breaks and Sand Breaks	404,432,178	381,277,766	361,157,820

Depreciation for year	434,612	380,674	350,164

6.	China contribution plan

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

(a) Long term debt

	Collateral	Guarantee	Total	Maturity
2012	0	0	0	N/A
2013	0	0	0	N/A
2014	0	0	0	N/A

(b) Current portion of long term debt

	Collateral	Guarantee	Total	Interest rate
2012	3,451,600	1,479,226	4,930,826	7.25%
2013	3,051,600	1,379,687	4,431,287	7.25%
2014	2,051,600	1,508,794	3,560,394	7.25%

11.	Employee benefit plans

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

12.	Stockholders' Equity

The Company issued no new shares during the years 2014 and 2013.

13.	Restated Financial Statements, (2011 and 2010)

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

Entity level segment

2014 Sales Breakdown by Subsidiary Unit: Dollar
Subsidiaries	Net Sales	Cost of Sales	Gross Profit
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	148,737,663	118,994,758	29,742,905
Gansu Hongtai Agricultural Technology Co., Ltd.	299,935,038	175,574,191	25,360,847
Gansu Jinta Xingsheng Industrial Co., Ltd.	154,035,388	133,419,328	20,616,060
Gansu Jinta Yongsheng Agricultural Development Company.	153,402,638	131,260,081	22,142,557
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	1,851,287	1,423,539	427,748
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	320,413,447	287,392,964	43,020,483
Gansu Xiaheqing Industrial Co., Ltd.	23,760,211	21,215,581	2,544,630
Total	1,012,135,672	868,280,442	143,855,230

2013 Sales Breakdown by Subsidiary Unit: Dollar
Subsidiaries	Net Sales	Cost of Sales	Gross Profit
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	146,961,967	119,955,514	27,566,449
Gansu Hongtai Agricultural Technology Co., Ltd.	199,538,728	173,622,607	25,963,203
Gansu Jinta Xingsheng Industrial Co., Ltd.	151,820,821	129,222,545	22,825,132
Gansu Jinta Yongsheng Agricultural Development Company.	149,208,966	128,082,675	21,277,389
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	1,935,801	1,399,743	555,397
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	333,325,391	295,685,000	36,301,016
Gansu Xiaheqing Industrial Co., Ltd.	28,531,956	19,877,661	8,989,299
Total	1,011,323,630	867,845,745	143,477,886

2012 Sales Breakdown by Subsidiary Unit: Dollar
Subsidiaries	Net Sales	Cost of Sales	Gross Profit
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	144,363,425	118,767,836	25,595,589
Gansu Hongtai Agricultural Technology Co., Ltd.	196,010,538	171,903,571	24,106,967
Gansu Jinta Xingsheng Industrial Co., Ltd.	149,136,366	127,943,114	21,193,252
Gansu Jinta Yongsheng Agricultural Development Company.	146,570,694	126,814,530	19,756,164
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	1,901,573	1,385,884	515,689
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	327,092,687	293,422,289	33,670,398
Gansu Xiaheqing Industrial Co., Ltd.	28,027,462	19,680,852	8,346,610
Total	993,102,745	859,918,076	133,184,669

Yasheng Group
Notes to Consolidated Financial Statement

15.	Segment information - continued

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

Livestock

Our livestock segment, although small is growing, increasing 1% per year. Livestock includes animal husbandry, animal food products. This includes chickens and eggs. Chicken operations include breeding and raising chickens, as well as processing live chickens into fresh, frozen and value-added chicken products and logistics operations to move products through the supply chain.

Biotech/industrial

This segment includes construction materials. It increased 1.9% from 2013 to 2014.  We have a concrete plant in Baiyin which produces the majority of our sales currently in construction materials.

Yasheng Group
Notes to Consolidated Financial Statement

15.	Segment information - continued

Below is a three year comparison chart on these segments

Year 2014	Sales	Cost of
Sales %	Profit	Profit	Gross	Gross %
Agriculture	1,003,148,453	860,094,655	143,053,798	14.2
Livestock	2,700,930	2,321,561	379,369	14.0
Biotech/Industrial	6,286,289	5,864,226	422,063	6.7
Total	1,012,135,672	868,280,442	143,855,230	14.1

Year 2013
Sales %
Agriculture	1,002,407,738	859,673,849	142,733,889	14.24
Livestock	2,679,494	2,317,621	361,873	13.50
Biotech/Industrial	6,236,398	5,854,274	382,124	6.12
Total	1,011,323,630	867,845,745	143,477,886	14.19

Year 2012 Sales %
Agriculture	985,234,394	852,673,583	132,560,811	13.45
Livestock	2,155,983	1,834,557	321,426	14.91
Biotech/Industrial	5,712,368	5,409,936	302,432	5.29
Total	993,102,745	859,918,076	133,184,699	13.41

16.	Operating leases

The Company has no operating leases for the periods shown.

17.	Earnings per share

The components of basic earnings per share are as follows:

		Years Ended December 31st,
	2014	2013	2012
Net income available
For common shareholders	138,935,086	136,493,493	126,417,222

Weighted average shares
of common stock	155,097,355	155,097,355	155,097,355

Basic earnings per share	0.90	0.88	0.82

Yasheng Group
Notes to Consolidated Financial Statement

18.	Subsequent Events and new Subsidiaries

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

Yasheng Greenphil LLC

The Company entered into an agreement in September 2012 with Greenphil Agua-Culture & Hydroponics Holding, Inc (Manila, Philippines) and Greenphil Aqua-Culture & Hydroponics, LLC (California), where all parties expressed an interest in forming a joint venture to conduct business development in the Republic of the Philippines. This business will include agua-culture and hyrdopononics, farming, mining and other projects.

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