Form 10-Q
period 2015-03-31
Yasheng Group
filed 2015-05-20
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

☐ Yes ☒ No

State issuer’s revenues for its most recent fiscal year (12/31/14). $ 1,012,135,672.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified dated within the past 60 days. We are a smaller reporting company as determined pursuant to Rule 12b-2 of the Securities and Exchange Act of 1934 and Regulation S-K there under because the public float of our common stock is less than $75 million.

(APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 155,097,355 (3-31-15).

YASHENG GROUP

PART I   FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Yasheng Group
Redwood City, California

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of March 31, 2015, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Yasheng Group and subsidiaries as of December 31, 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and in our report dated Feb. 27th, 2015 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzou, China
May 8, 2015

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	11,877,596	11,907,242
Accounts receivable, net	122,012,168	112,094,824
Inventories	339,890,437	341,756,253
Prepaid and other current assets	3,924,189	4,070,937

Total current assets	477,704,390	469,829,256

Equity and other investments	209,148	209,941

Property, plant and equipment, net	912,687,552	905,268,722
Construction in progress	6,617,632	6,960,289
Intangible assets, net	1,092,756,003	1,097,762,161

Total assets	2,489,974,725	2,480,030,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	25,151,516	27,402,889
Short term loans	4,558,627	4,902,762
VAT Tax payable	653,433	701,760
Current portion of long term debt	3,273,627	3,560,394
Other current liabilities	581,062	607,853

Total current liabilities	34,218,265	37,175,658

Long term payable	19,674,391	21,073,928

Total liabilities	53,892,656	58,249,586

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	437,049,405	443,988,809
Retained earnings	1,843,935,309	1,822,694,617

Total stockholders’ equity	2,436,082,069	2,421,780,781

Total liabilities & stockholders' equity	2,489,974,725	2,480,030,369

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2015	2014

Net sales	210,036,064	209,211,523

Cost of goods sold	187,006,793	186,222,266

Gross profit	23,029,272	22,989,257

Operating expenses:
Sales and marketing	395,848	390,454
General and administrative	977,082	962,975
Total operating expenses	1,372,931	1,353,429

Operating profit	21,656,341	21,635,828

Interest expense	653,058	666,044

Other income (expense)	237,409	263,494

Income before income tax expense	21,240,692	21,233,279
Income tax expense

Net income	21,240,692	21,233,279

Basic earnings per share	0.14	0.14
Weighted average number of shares	155,097,355	155,097,355

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	21,240,692	21,233,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,225,561	3,215,162
Allowance for doubtful accounts	1,385,945	499,183

Changes in assets and liabilities:
Accounts receivable	-11,303,289	-10,003,669
Inventories	1,902,870	3,232,529
Prepaid and other current assets	131,371	140,304
Accounts payable	-2,141,441	-1,837,806
Tax payables	-45,676	-25,355
Accrued expenses and other current liabilities	-30,924	-24,998
Net cash provided by operating activities	14,365,109	16,428,629

Cash flows from investing activities:
Purchase of assets	-12,430,907	-14,321,957
Investments
Net cash used in investing activities	--12,430,907	-14,321,957

Cash flows from financing activities:
Issuance of common stock
Dividens paid
Payment on land lease	-1,319,937	-1,576,967
Increase (decrease) in debt	-598,936	-711,267
Net cash provided by financing activities	-1,918,873	-2,288,235

Effect of exchange rate change on cash and cash equivalents	-44,976	-101,730

Net increase (decrease) in cash and cash equivalents	-29,646	-283,292

Cash and cash equivalents at beginning of period	11,907,242	11,337,958
Cash and cash equivalents at end of period	11,877,596	11,054,666

Supplemental Disclosures:
Cash paid for interest	653,058	666,044
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

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

	03/31/2015	03/31/2014

Buildings and improvements	$122,270,094	$114,271,116
Farming facilities	109,733.203	102,554,395
Machinery and equipment	14,884,058	13,910,335
Transportation	353,861,690	326,951,346
Windbreak and Sand-break Trees	430,237,964	402,091,555
Total	1,030,987,009	959,778,748
Less: Accumulated Depreciation and amortization	118,299,457	105,819,463
Net	$912,687,552	$853,959,285

(k)	Intangible assets

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

Recent Accounting Guidance Not Yet Adopted

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (FASB) issued a new standard related to revenue recognition.  Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The new standard will be effective for us beginning in 2017, and early adoption is not permitted.  We are currently evaluation the impact of this st5andard on our consolidated financial statements.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs.  This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.  This new guidance will be effective in 2016.  We are currently evaluating the impact of this standard on our consolidated financial statements.

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

The following is a breakdown of the major categories of inventories.

Inventory Breakdown	As of 3/31/2015	As of 3/31/2014
Raw material	67,463,960	66,141,137
Finished goods	180,593,123	175,502,312
Low value consumable goods	45,953,618	45,052,567
Packaging material	30,101,978	29,511,743
Maintenance material	15,777,758	15,468,390
Total	339,890,437	331,676,149

4.	China contribution plan

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

Breakdown by Subsidiary    Unit: US Dollar

	Net Sales	Net Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit
Subsidiaries	ended	ended	ended	ended	ended	ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014	3/31/2015	3/31/2014
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	$51,070,601	$50,870,112	$45,972,220	$45,779,409	$5,098,092	$5,089,234
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	$49,444,537	$49,250,432	$43,662,026	$43,478,856	$5,782,276	$5,772,229
Gansu Hongtai Agricultural Technology Co., Ltd.	28,865,148	28,751,832	27,102,040	26,988,342	1,762,981	1,759,918
Gansu Xiaheqing Industrial Co., Ltd.	4,699,751	4,681,301	4,146,232	4,128,838	553,497	552,535
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	25,886,476	25,784,853	23,108,405	23,011,461	2,777,949	2,773,122
Gansu Jinta Xingsheng Industrial Co., Ltd.	25,307,674	25,208,323	21,796,408	21,704,968	3,511,143	3,505,042
Gansu Jinta Yongsheng Agricultural Development Company.	24,500,425	24,404,243	20,956,678	20,868,761	3,543,677	3,537,520
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	261,454	260,428	262,784	261,682	-344	-343
Totals for Quarter	$210,036,064	$209,211,523	$187,006,793	$186,222,266	$23,029,272	$22,989,257

Other segments that assist management in its analysis of the company's performance are the segments by product group, namely, agriculture, livestock and biotechnology.  The following table contains that breakout of gross profit by product group.

3 months ended 3-31-2015

	Sales	Sales	Cost of Sales	Cost of Sales	Gross Profit	Gross Profit	Gross Profit %	Gross Profit %
	ended	ended	ended	ended	ended	ended	ended	ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014	3/31/2015	3/31/2014	3/31/2015	3/31/2014
Agriculture	$208,308,014	207,490,256	185,370,473	$184,592,811	$23,442,903	$22,897,445	11.25	11.04
Livestock	371,128	369,671	352,285	350,807	19,314	18,865	5.2	5.1
Biotechnology	1,356,923	1,351,596	1,284,036	1,278,649	74,685	72,947	5.5	5.4
Total for Quarter	$210,036,064	$209,211,523	$187,006,793	$186,222,266	$23,029,272	$22,493,438	10.96	10.99

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report for the year ended December 31, 2014.

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

RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Dollars (000's)	% of Sales	Dollars (000's)	% of Sales
Net Sales	$210,036	100%	$209,211	100%
Costs of Goods Sold	187,006	89%	186,222	89%
Gross profit	23,029	11%	22,989	11%
Sales and marketing expenses	395	0.2%	390	0.2%
General and administrative expenses	977	0.5%	962	0.5%
Interest expense	653	0.3%	666	0.3%
Other income	237	0.1%	263	0.1%
Net income	$21,240	10.1%	$21,233	10.1%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented were 6.1422 RMB to 1 USD for the three months ended March 31, 2015 and 6.1521 RMB to 1 USD for the three months ended March 31, 2014

Net Sales. Sales are generated primarily from our farming operations and related side line products in China. Net sales for the three months ended March 31, 2015 increased by $0.8 million, or 0.4% to $210 million as compared to $209 million for the three months ended March 31, 2014. The overall increase in net sales was primarily a result of the rising prices of agricultural products attributable to increasing demand in China. We also benefited from our expanded marketing network which covers more provinces, with more distributors and direct clients.

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production, the increase in cost is mainly due to the growth in the net sales.

Gross Profit and Gross Margin. Our gross profit for the three months ended March 31, 2015 increased by $0.04 million or 0.2% to $23 million from $22.9 million for the three months ended March 31, 2014. The improved margin was primarily a result of the growth in the net sales.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2015 increased by $5,394 or 1.4% to $395,848 as compared to $390,454 in the prior three months ended March 31, 2014.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2015 increased by $14,107 or 1.5% to $977,082 from $962,975 for the three months ended March 31, 2014.

Interest Expenses and Other Income. Our interest expense for the three months ended March 31, 2015 decreased by $12,968 or 1.9% to $653,058 as compared to $666,044 in the prior three months ended March 31, 2014. Our other income for the three months ended March 31, 2015 decreased by $26,058 or 10% to $237,409 as compared to $263,494 in the prior three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $11.87 million and working capital of $443 million. This compared to cash and cash equivalents of $11.05 million and working capital of $409 million as of March 31, 2014. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Three Months Ended March 31st
	2015	2014
Net cash provided by operating activities	14,365,109	16,428,629
Net cash used in investing activities	-12,430,907	-14,321,957
Net cash used in financing activities	-1,918,873	-2,288,235
Effect of foreign currency translation on cash and cash equivalents	-44,976	-283,292
Cash and cash equivalents at beginning of the period	11,907,242	11,337,958
Cash and cash equivalents at end of period	11,877,596	11,054,666

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net cash provided by operating activities was $14 million for the three months ended March 31, 2015 as compared to $16 million for the three months ended March 31, 2014. Net cash used in investing activities was $12 million for the three months ended March 31, 2015 as compared to $14 million for the three months ended March 31, 2014. Net cash used in financing activities was $1.9 million for the three months ended March 31, 2015 compared with $2.2 million for the three months ended March 31, 2014.

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

Off-Balance Sheet Arrangements

As of March 31, 2015 and for the three months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our international sales accounted for very little of our net sales in the first quarter of 2015.  As a result, we have exposure to foreign exchange risk with respect to a minor portion of our sales.  Fluctuations in exchange rates, particularly in the U.S. dollar to Chinese yuan (RMB) exchange rate, do not affect materially affect our gross and net profit margins even though they could result in foreign exchange and operating losses.

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

Item 4. Controls and Procedures.

(a)       Evaluation of disclosure controls and procedures . Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Item 1A. Risk Factors

See Item 3 in part above and the Company’s 10-K for the year ended December 31, 2014.

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

YASHENG GROUP

May 8, 2015	By:	/s/ Ye Dong
Ye Dong
Chief Executive Officer