Form 10-Q
period 2015-06-30
Yasheng Group
filed 2015-08-19
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 155,097,355 (6-30-15).

YASHENG GROUP

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Yasheng Group
Redwood City, California

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of June 30, 2015, and the related condensed consolidated statements of operations, for the three month and six month periods ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Yasheng Group and subsidiaries as of December 31, 2014, and the related consolidated statements of operation stockholders’ equity, and cash flows for the year then ended and in our report dated Feb 27, 2015 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China
August 19, 2015

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)

	As of
	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	11,937,544	11,907,242
Accounts receivable, net	125,460,245	112,094,824
Inventories	356,730,338	341,756,253
Prepaid and other current assets	3,940,845	4,070,937

Total current assets	498,068,972	469,829,256

Equity and other investments	210,127	209,941

Property, plant and equipment, net	925,202,621	905,268,722
Construction in progress	6,610,767	6,960,289
Intangible assets, net	1,098,053,880	1,097,762,161

Total assets	2,528,146,368	2,480,030,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	25,244,680	27,402,889
Short term loans	4,498,168	4,902,762
VAT Tax payable	654,729	701,760
Current portion of long term debt	3,248,984	3,560,394
Other current liabilities	577,671	607,853

Total current liabilities	34,224,232	37,175,658

Long term payable	19,670,225	21,073,930

Total liabilities	53,894,457	58,249,586

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
155,097,355 shares issued and outstanding	155,097,355	155,097,355
Accumulated other comprehensive income	448,171,148	443,988,809
Retained earnings	1,870,983,408	1,822,694,617

Total stockholders’ equity	2,474,251,911	2,421,780,781

Total liabilities and stockholders' equity	2,528,146,368	2,480,030,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2015	2014	2015	2014

Net sales	439,838,973	435,435,598	229,802,909	226,224,075

Cost of goods sold	388,806,715	386,721,302	201,799,922	200,499,036

Gross profit	51,032,258	48,714,296	28,002,987	25,725,039

Operating expenses:
Sales and marketing	754,981	751,136	359,132	360,682
General and administrative	1,738,761	1,731,227	761,679	768,252
Total operating expenses	2,493,742	2,482,363	1,120,811	1,128,934

Operating profit	48,538,516	46,231,933	26,882,176	24,596,104

Interest expense	623,804	668,068	(29,254)	2,024

Other income (expense）	374,079	496,980	136,670	233,486

Income before income tax expense	48,288,791	46,060,845	27,048,100	24,827,566
Income tax expense

Net income	48,288,791	46,060,845	27,048,100	24,827,566
	-	-	-	-
Basic earnings per share	0.31	0.30	0.17	0.16
Weighted average number of shares	155,097,355	155,097,355	155,097,355	155,097,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$48,288,791	$46,060,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,401,569	6,433,024
Allowance for doubtful accounts	1,344,360	494,246

Changes in assets and liabilities:
Accounts receivable	(9,309,783)	(9,904,721)
Inventories	(14,974,085)	(12,708,936)
Prepaid and other current assets	130,092	277,420
Accounts payable	(2,158,209)	(2,080,764)
VAT Tax payables	(47,031)	(38,856)
Accrued expenses and other current liabilities	(30,182)	(43,274)
Net cash provided by operating activities	29,726,738	28,488,983

Cash flows from investing activities:
Purchase of assets	(31,277,665)	(24,935,047)
Investments	(186)	-
Net cash used in investing activities	(13,218,471)	(24,935,047)

Cash flows from financing activities:

Payment on land lease	(1,403,705)	(1,942,361)
Increase (decrease) in debt	(716,004)	(1,250,181)
Net cash used in financing activities	(2,119,709)	(3,192,542)

Effect of exchange rate change on cash and cash equivalents	102,398	(105,424)

Net increase (decrease) in cash and cash equivalents	30,302	255,971

Cash and cash equivalents at beginning of period	11,907,242	11,337,958
Cash and cash equivalents at end of period	$11,937,544	$11,593,929

Supplemental Disclosures:
Cash paid for interest	623,804	668,068
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation, Organization and Business

The accompanying unaudited condensed consolidated financial statements (“statements”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the period are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Yasheng Group's December 31, 2014 Form 10-K.

Yasheng Group (“the Company”) is a California corporation with primary operations in China. The Company produces and markets high-quality farming and sideline products including livestock and poultry. It also designs, develops and markets new technologies related to agriculture.

Product offerings include 30+ major agriculture goods under 6 major product categories which include: field crops: cotton, corns, barley, wheat, flax, alfalfa; vegetables: onions, potatoes, beets, and peas; fruit trees: apples, pears, apricots; specialty crops: hops, wolfberries, cumin, liquorices; seeds: black melon seeds, sunflower seeds, corn seeds, Hemp seeds, flax seeds; poultry: eggs.

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

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

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

Cash and cash equivalents include cash on hand, demand deposits held by banks, and securities with maturities of three months or less at the time of purchase. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are composed primarily of investments in money market accounts stated at cost, which approximates fair value.

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

Long-term assets of the Company are reviewed at each reporting period to assess whether the carrying value has become impaired, according to the guidelines established in FASB ASC 360-10, “Property, Plant and Equipment – Overall.” The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

	06/30/2015	12/31/2014

Buildings and improvements	$124,138,734	$123,603,446
Farming facilities	111,410,243	113,064,212
Machinery and equipment	15,111,529	14,873,613
Transportation	359,269,719	359,434,553
Windbreak and Sand-break trees	436,813,245	404,432,178
Total	1,046,743,470	1,015,408,002
Less: Accumulated Depreciation and amortization	121,540,849	110,139,280
Net	$925,202,621	$905,268,722

(k)	Intangible assets

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

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (“RMB”). The financial statements are translated into US dollars from RMB at period end exchange rates for assets and liabilities, and weighed average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Gains and losses resulting from foreign currency translation are recorded in a separate component of shareholders’ equity. Foreign currency translation adjustments are included in accumulated other comprehensive income in the condensed consolidated statements of shareholders’ equity for the period presented.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

(o)	Income taxes

As an agricultural enterprise, the Company and all of its agricultural subsidiaries are exempted from enterprise income taxes with approval from the Gansu Provincial Bureau of Local Taxation. The only non-agricultural subsidiary, Baiyin Cement Plant, has suffered net loss for the period shown and therefore has no applicable taxable income. Because of the uncertainty of future profits, no deferred tax assets have been set up at this time.

(p)	Earnings per share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the year. The Company has no potentially dilutive shares for the periods shown.

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

(q)	Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company's business. Refer to the December 31 , 2014 10-K for descriptions of such risks.

(r)	Advertising expense

The Company records advertising expenses in the period incurred.

(s)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of mainly the cumulative foreign currency translation adjustment.

(t)	Recently issued accounting standards

Recently Adopted Accounting Guidance

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (FASB) issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning in 2018. We are currently evaluating the impact of this at standard on our consolidated financial statements.

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

The following is a breakdown of the major categories of inventories.

Inventory Breakdown	As of 06/30/2015	As of 12/31/2014
Raw material	$69,888,646	$69,104,388
Finished goods	190,028,177	179,605,652
Low value consumable goods	48,445,702	46,327,219
Packaging material	31,734,420	30,722,573
Maintenance material	16,633,393	15,996,422
Total	$356,730,338	$ 341,756,253

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	China contribution plan

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

Pursuant to the laws applicable to China’s Foreign Investment Enterprises, each of the Company’s subsidiaries in China make appropriations from its after-tax profit to non-distributable reserve funds as determined by the Board of Directors. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP) until these reserves equal 50% of the amount of paid-in capital; the other fund appropriations are at the Company’s discretion. Payment to the statutory general reserve fund is at the Company’s discretion. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.

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

The Company provides the following benefits for all employees:

A. Employee Welfare Fund: An amount equal to 14% of payroll is set aside by the Company for standard employee benefits. This fund is managed and controlled by the Company. All required payments are current.

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

6 Months ended 6-30-2015

Breakdown by Subsidiary    Unit: US Dollar

Subsidiaries	Net sales Ended 06/30/2015	Net sales ended 06/30/2014	Cost of sales ended 06/30/2015	Cost of sales ended 06/30/2014	Gross profit ended 06/30/2015	Gross profit ended 06/30/2014
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	$207,784,827	$209,944,044	$187,629,430	$188,764,467	$20,155,397	$21,179,577
Gansu Hongtai Agricultural Technology Co., Ltd.	58,753,405	57,758,872	50,758,291	52,434,699	7,995,114	5,324,173
Gansu Xiaheqing Industrial Co., Ltd.	11,133,889	10,889,022	9,134,555	8,747,906	1,999,334	2,141,116
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	52,844,510	51,409,672	46,442,290	45,642,467	6,402,220	5,767,206
Gansu Jinta Xingsheng Industrial Co., Ltd.	52,705,055	51,259,826	45,270,561	44,382,389	7,434,494	6,877,437
Gansu Jinta Yongsheng Agricultural Development Company.	55,829,036	53,542,076	49,044,183	46,289,743	6,784,853	7,252,334
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	788,251	632,085	527,405	459,632	260,846	172,453
Totals for Quarter	$439,838,973	$435,435,598	$388,806,715	$386,721,302	$51,032,258	$48,714,296

Other segments that assist management in its analysis of the company's performance are the segments by product group, namely, agriculture, livestock and biotechnology.  The following table contains that breakout of gross profit by product group.

6 months ended 6-30-2015

	Net sales ended 06/30/2015	Net sales ended 06/30/2014	Cost of sales ended 06/30/2015	Cost of sales ended 06/30/2014	Gross profit ended 06/30/2015	Gross profit ended 06/30/2014	Gross profit % ended 06/30/2015	Gross profit % ended 06/30/2014
Agriculture	$435,942 ,062	$431,248,303	$385,389,415	$383,046,335	$50,552,648	$48,201,968	11.60	11.18
Livestock	840,719	903,366	682,854	734,342	157,864	169,024	18.78	18.71
Biotechnology	3,056,192	3,283,929	2,734,446	2,940,625	321,746	343,304	10.53	10.45
Total	$439,838,973	$435,435,598	$388,806,715	$386,721,302	$51,032,258	$48,714,296	11.66	11.19

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q and with our audited annual report for the year ended December 31, 2014.

Some of the statements under this quarterly report on Form 10-Q constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors which may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among other things, those listed under "Risk Factors" in the Company’s December 31, 2014 10-K.

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

RESULTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Dollars (000's)	% of Sales	Dollars (000's)	% of Sales
Net Sales	$229,803	100%	$226,224	100%
Costs of Goods Sold	201,799	88%	200,499	89%
Gross profit	28,002	12.1%	25,725	11%
Sales and marketing expenses	359	0.2%	360	0.2%
General and administrative expenses	762	0.3%	768	0.3%
Interest income	-29	-0.01%	2	0.0%
Other income	137	0.06%	233	0.1%
Net income	$27,048	11%	$24,827	11%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented were 6.1273 RMB to 1 USD for the six months ended June 30, 2015 and 6.1524 RMB to 1 USD for the six months ended June 30, 2014

Net Sales. Sales are generated primarily from our farming operations and related side line products in China. Net sales for the three months ended June 30, 2015 increased by $3.4 million, or 2% to 229.8 million as compared to $226.4 million for the three months ended June 30, 2014.

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production.

Gross Profit and Gross Margin. Our gross profit for the three months ended June 30, 2015 increased by $2.3 million or 8.9% to $28.0 million from $25.7 million for the three months ended June 30, 2014. The increased margin was primarily a result of the growth in the net sales.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2015 decreased by $1,550 or 0.4% to $359,132 as compared to $360,682 in the prior three months ended June 30, 2014.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2015 decreased by $6,573 or 0.9% to $761,679 from $768,252 for the three months ended June 30, 2014.

Interest Income and Other Income. Our interest income for the three months ended June 30, 2015 decreased by $31,278 to -$29,254 as compared to $2,024 in the prior three months ended June 30, 2014. Our other income for the three months ended June 30, 2015 decreased by $96,816 or 41.5% to $136,670 as compared to $233,486 in the prior three months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $11.94 million and working capital of $458 million. This compared to cash and cash equivalents of $11.6 million and working capital of $426 million as of June 30, 2014. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Six Months Ended June 30th
	2015	2014
Net cash provided by operating activities	29,726	28,489
Net cash used in investing activities	-13,218	-24,935
Net cash used in financing activities	-2,119	-3,193
Effect of foreign currency translation on cash and cash equivalents	102	-105
Cash and cash equivalents at beginning of the period	11,907	11,338
Cash and cash equivalents at end of period	11,937	11,594

Net cash provided by operating activities was $29.73 million for the six months ended June 30, 2015 as compared to $28.49 million for the six months ended June 30, 2014. Net cash used in investing activities was $13 million for the six months ended June 30, 2015 as compared to $25 million for the six months ended June 30, 2014. Net cash used in financing activities was $2.1 million for the six months ended June 30, 2015 compared with $3.2 million for the six months ended June 30, 2014.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Off-Balance Sheet Arrangements

As of June 30, 2015 and for the three months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Segments

See Notes to financial statements for details on the segments.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to the Condensed Consolidated Financial Statements. The additional discussion below addresses our more significant judgments.

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

Our international sales accounted for very little of our net sales in the first half of 2015.  As a result, we have exposure to foreign exchange risk with respect to a minor portion of our sales.  Fluctuations in exchange rates, particularly in the U.S. dollar to Chinese yuan (RMB) exchange rate, do not effects materially affect our gross and net profit margins even though they could result in foreign exchange and operating losses.

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

Earnings Translation Exposure:   Fluctuations in foreign currency exchange rates do not create volatility in our reported results of operations because we are required to consolidate the financial statement of all of our subsidiaries and most of our sales are in China.  We decide to purchase forward exchange contracts or other instruments to offset the impact of currency fluctuations.  Such contracts would be marked-to-market on a monthly basis and any unrealized gain or loss would be reported in interest and other income, net.  We do not hedge translation exposure at this time but may do so in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk - continued

Interest Rate Risk

We are exposed to interest rate risk because some of our distributors and other venders depend on debt financing to purchase our products and some of our subsidiaries depend on debt financing to construct facilities and to improve the farms.  Although the useful life of our farm products is short, our distributors and venders still have to pay the entire cost of their purchases at the time of shipment.  As a result, many of our distributors and venders rely on debt financing to fund their up-front cash flow needs and expenditures.  An increase in interest rates could make it difficult for our distributors and venders to secure the financings necessary to purchase, hold and resell our products, and thus lower and postpone demand for our products and reduce our net sales.

Commodity Risk

We are exposed to price risks associated with raw material purchases and sales into the domestic and foreign commodities markets.

Item 4.	Controls and Procedures.

(a)       Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Item 4.	Controls and Procedures - continued

Lack of PCAOB Auditor Oversight Risk and Concerns

As a public company, we are required by the Sarbanes-Oxley law to be audited by an independent PCAOB registered public accounting firm.  Our independent registered public accounting firm is based in China and has registered with the PCAOB.  One of the requirements of this registration is to be inspected on a periodic basis by the PCAOB.  These inspections include reviewing of the actual audit work papers prepared by our auditors as well as a review of the quality control procedures of our auditor.  The SEC and the PCAOB are endeavoring to arrive at a mutual understanding as to auditor inspections with the Chinese Government.  The Chinese government up until the filing of this quarterly report has not fully allowed the PCAOB inspectors to review the work papers of our auditor, although progress is being made.

Regular inspections by the PCAOB of public company auditors were one of the corner stone’s of the Sarbanes-Oxley law.  The lack of inspections is contrary to US law and deprives the current and future shareholders of any and all benefits that would be derived by this important auditor oversight.  This lack of oversight and the associated added expenses also puts any US based audit firm in a distinct disadvantage when competing with a Chinese based audit firm for work in China.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Summary of Yasheng Labor Contract
99.2	Temporary Hardship Exemption
101	Interactive data files pursuant to Rule 405 of Regulation S-T. *

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YASHENG GROUP

August 19, 2015	By:	/s/ Ye Dong
Ye Dong
Chief Executive Officer