Form 10-Q
period 2015-09-30
Yasheng Group
filed 2015-11-23
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 157,165,783 (09-30-2015).

YASHENG GROUP

PART I   FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Yasheng Group
Redwood City, California

We have reviewed the accompanying condensed consolidated balance sheet of Yasheng Group and subsidiaries (the “Corporation”) as of September 30, 2015, and the related condensed consolidated statements of operations, and cash flows for the three month and nine month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Corporation’s management.

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

/S/ Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China
November 23, 2015

YASHENG GROUP
Condensed Consolidated Balance Sheets (unaudited)
(In US Dollars)
	As of
	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	11,472,807	11,907,242
Accounts receivable, net	123,900,636	112,094,824
Inventories	384,150,524	341,756,253
Prepaid and other current assets	3,787,425	4,070,937

Total current assets	523,311,392	469,829,256

Equity and other investments	201,945	209,941

Property, plant and equipment, net	913,205,753	905,268,722
Construction in progress	7,093,278	6,960,289
Intangible assets, net	1,118,736,935	1,097,762,161

Total assets	2,562,549,303	2,480,030,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	25,091,757	27,402,889
Short term loans	4,402,762	4,902,762
VAT Tax payable	653,570	701,760
Current portion of long term debt	3,039,246	3,560,394
Other current liabilities	561,835	607,853

Total current liabilities	33,749,170	37,175,659

Long term payable	19,370,734	21,073,928

Total liabilities	53,119,904	58,249,586

Stockholders’ equity:
Common stock, US$1.00 par value
800,000,000 shares authorized
157,165,783 and 155,097,355 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	157,165,783	155,097,355
Accumulated other comprehensive income	439,877,118	443,988,811
Retained earnings	1,912,386,498	1,822,694,617

Total stockholders’ equity	2,509,429,399	2,421,780,783

Total liabilities & stockholders' equity	2,562,549,303	2,480,030,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Three Months Ended September 30,
	2015	2014

Net sales	269,797,992	273,143,594

Cost of goods sold	226,685,889	229,635,659

Gross profit	43,112,103	43,507,935

Operating expenses:
Sales and marketing	526,766	544,282
General and administrative	1,310,060	1,353,764
Total operating expenses	1,836,827	1,898,046

Operating profit	41,275,276	41,609,889

Interest expense	-34,444	-517,671

Other income (expense)	93,370	1,321,294

Income before income tax expense	41,403,090	43,448,854
Income tax expense

Net income	41,403,090	43,448,854

Basic earnings per share	0.26	0.28
Weighted average number of shares	157,165,783	155,097,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Operations (unaudited)
(In US Dollars)

	For The Nine Months Ended September 30,
	2015	2014

Net sales	709,636,965	708,579,192

Cost of goods sold	615,492,604	616,356,961

Gross profit	94,144,361	92,222,231

Operating expenses:
Sales and marketing	1,281,747	1,295,418
General and administrative	3,048,822	3,084,991
Total operating expenses	4,330,569	4,380,409

Operating profit	89,813,792	87,841,822

Interest expense	589,360	150,397

Other income (expense)	467,449	1,818,274

Income before income tax expense	89,691,881	89,509,699
Income tax expense	-	-

Net income	89,691,881	89,509,699

Basic earnings per share	0.57	0.58
Weighted average number of shares	157,165,783	155,097,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

YASHENG GROUP
Condensed Consolidated Statements of Cash Flows (unaudited)
(In US Dollars)

	For The Nine months Ended Sep. 30,
	2015	2014

Cash flows from operating activities:
Net income	89,691,881	89,509,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,359,800	9,651,955
Allowance for doubtful accounts	1,407,864	505,297

Changes in assets and liabilities:
Accounts receivable	-13,213,676	-10,126,183
Inventories	-42,394,271	-43,873,748
Prepaid and other current assets	283,512	289,302
Accounts payable	-2,311,132	-2,594,817
Tax payables	-48,190	-51,757
Accrued expenses and other current liabilities	-46,018	-57,779
Net cash provided by operating activities	42,729,770	43,251,969

Cash flows from investing activities:
Purchase of assets	-38,404,594	-36,905,532
Investments
Net cash used in investing activities	-38,404,594	-36,905,532

Cash flows from financing activities:
Issuance of common stock
Dividends paid
Payment on land lease	-1,703,194	-2,421,667
Increase (decrease) in debt	-1,021,148	-1,657,173
Net cash used in financing activities	-2,724,342	-4,078,840

Effect of exchange rate change on cash and cash equivalents	-2,035,269	-102,792

Net increase (decrease) in cash and cash equivalents	-434,435	2,164,805

Cash and cash equivalents at beginning of period	11,907,242	11,337,958
Cash and cash equivalents at end of period	11,472,807	13,502,763

Supplemental Disclosures:
Cash paid for interest	589,360	150,397
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

Product offerings include 30+ major agriculture goods under 6 major product categories which include: field crops: cotton, corns, barley, wheat, flax, alfalfa, hemp ; vegetables: onions, potatoes, beet, and peas; fruit trees: apples, pears, apricots; specialty crops: hops, wolfberries, cumin, liquorices; seeds: black melon seeds, sunflower seeds, Hemp seeds , corn seeds, flax seeds; poultry: eggs.

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

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in FASB ASC 350-10. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

YASHENG GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

	09/30/2015	12/31/2014

Buildings and improvements	$123,742,066	$123,603,446
Farming facilities	113,191,013	113,064,212
Machinery and equipment	14,890,294	14,873,613
Transportation	365,984,467	359,434,553
Windbreak and Sand-break Trees	410,122,674	404,432,178
Total	1,027,930,514	1,015,408,002
Less: Accumulated Depreciation and amortization	122,540,849	110,139,280
Net	$905,389,666	$905,268,722

(k)	Intangible assets

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

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company's business. Refer to the December 31, 2014 10-K for descriptions of such
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

The following is a breakdown of the major categories of inventories.

Inventory Breakdown	As of 09/30/2015	As of 12/31/2014
Raw material	68,136,236	69,104,388
Finished goods	186,103,717	179,605,652
Low value consumable goods	47,230,961	46,327,219
Packaging material	30,938,701	30,722,573
Maintenance material	16,216,321	15,996,442
Total	348,625,936	341,756,253

4.	China contribution plan

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

9 months ended 9-30-2015
Breakdown by Subsidiary    Unit: US Dollar

Subsidiaries	Net sales ended 09/30/2015	Net sales ended 09/30/2014	Cost of sales ended 09/30/2015	Cost of sales ended 09/30/2014	Gross profit ended 09/30/2015	Gross profit ended 09/30/2014
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd	343,391,851	342,879,997	301,229,743	301,652,769	42,162,108	41,227,,228
Gansu Hongtai Agricultural Technology Co., Ltd.	91,450,850	91,314,535	80,311,387	80,424,171	11,139,463	10,890,364
Gansu Xiaheqing Industrial Co., Ltd.	16,292,708	16,268,423	12,966,222	12,984,431	3,326,486	3,283,992
Gansu Jinta Hengsheng Agricultural Development Co., Ltd.	81,622,311	81,500,646	71,073,403	71,173,214	10,548,908	10,327,432
Gansu Jinta Xingsheng Industrial Co., Ltd.	90,741,344	90,606,086	78,654,499	78,764,956	12,086,845	11,841,130
Gansu Jinta Yongsheng Agricultural Development Company.	85,196,960	85,069,967	70,493,639	70,592,636	14,703,321	14,477,331
Gansu Jinta Yuantai Commercial Trading Co., Ltd.	940,941	939,538	763,711	764,784	177,230	174,794
Totals	709,636,965	708,579,192	615,492,604	616,356,961	94,144,361	92,222,231

Other segments that assist management in its analysis of the company's performance are the segments by product group, namely, agriculture, livestock and biotechnology.  The following table contains that breakout of gross profit by product group.

9 months ended 9-30-2015

	Net sales ended 09/30/2015	Net sales ended 09/30/2014	Cost of sales ended 09/30/2015	Cost of sales ended 09/30/2014	Gross profit ended 09/30/2015	Gross profit ended 09/30/2014	Gross profit % ended 09/30/2015	Gross profit % ended 09/30/2014
Agriculture	703,527,332	702,478,666	609,617,729	610,473,835	93,909,603	92,004,831	13.35	13.10
Livestock	1,348,624	1,346,614	1,245,425	1,247,174	103,199	99,440	7.65	7.38
Biotechnology	4,761,009	4,753,912	4,629,450	4,635,952	131,559	117,960	2.76	2.48
Total	709,636,965	708,579,192	615,492,604	616,356,961	94,144,361	92,222,231	13.27	13.02

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

RESULTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Dollars (000's)	% of Sales	Dollars (000's)	% of Sales
Net Sales	$709,637	100%	$708,579	100%
Costs of Goods Sold	615,493	86.7%	616,357	87.0%
Gross profit	94,144	13.3%	92,222	13.0%
Sales and marketing expenses	1,282	0.2%	1,295	0.2%
General and administrative expenses	3,049	0.4%	3,085	0.4%
Interest expense	589	0.1%	150	0.0%
Other income	467	0.1%	1,818	0.3%
Net income	$89,692	12.6%	$89,510	12.6%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The functional currency for the Company is the RMB which is translated into US Dollars for financial reporting purposes. The average exchange rates for the periods presented were 6.2214 RMB to 1 USD for the nine months ended September 30, 2015 and 6.1525 RMB to 1 USD for the nine months ended September 30, 2014.

Net Sales. Sales are generated primarily from our farming operations and related side line products in China. Net sales for the nine months ended September 30, 2015 increased by $1.06 million, or 0.1% to $710 million as compared to $709 million for the nine months ended September 30, 2014. Net sales for the three months ended September 30, 2015 decreased by $3.3 million, or 1.2% to $268 million as compared to $273 million for the three months ended September 30, 2014.

The overall increase in net sales for nine months was primarily the result of Yasheng Group concentrating on modern agriculture to successfully create industrial clusters including cultivation, transportation, farm products processing, and sales of modern agricultural development systems. We also benefited from our expanded marketing network which covers more provinces, with more distributors and direct clients.

Cost of Goods Sold. Our cost of goods sold consists of the direct production costs such as raw materials, direct labor, overhead and miscellaneous other supplies. Costs were in line with sales due to continued heightened focus on cost control exercised throughout production.

Gross Profit and Gross Margin. Our gross profit for the nine months ended September 30, 2015 increased by $1.92 million or 2.1% to $94.14 million from $92.22 million for the nine months ended September 30, 2014. The increased margin was primarily a result of the growth in the net sales. Our gross profit for the three months ended September 30, 2015 decreased by $0.4 million or 0.9% to $43.1 million from $43.5 million for the three months ended September 30, 2014.

Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2015 decreased by $13,671or 1.1% to $1,281,747 as compared to $1,295,418 in the prior nine months ended September 30, 2014. Our sales and marketing expenses for the three months ended September 30, 2015 decreased by $17,516 or 3.2% to $526,766 as compared to $544,282 in the prior three months ended September 30, 2014.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2015 decreased by $36,169 or 1.2% to $3,048,822 from $3,084,991 for the nine months ended September 30, 2014. Our general and administrative expenses for the three months ended September 30, 2015 decreased by $43,703 or 3.2% to $1,310,060 from $1,353,764 for the three months ended September 30, 2014.

Interest Expenses and Other Income. Our interest expense for the nine months ended September 30, 2015 increased by $438,963 to $589,360 as compared to $150,397 in the prior nine months ended September 30, 2014. Our other income for the nine months ended September 30, 2015 decreased by $1,350,825 or 75% to $467,449 as compared to $1,818,274 in the prior nine months ended September 30, 2014. Our interest expense for the three months ended September 30, 2015 increased by $483,227 to -$34,444 as compared to -$517,671 in the prior three months ended September 30, 2014. Our other income for the three months ended September 30, 2015 decreased by $1,227,925 or 93% to $93,370 as compared to $1,321,294 in the prior three months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $11.47 million and working capital of $490 million. This compared to cash and cash equivalents of $11.9 million and working capital of $433 million as of December 31, 2014. The following table provides information about our net cash flows for the operating results presented in this report (amounts in thousands of USD).

	Nine months Ended September 30th
	2015	2014
Net cash provided by operating activities	42,730	43,251
Net cash used in investing activities	-38,405	-36,905
Net cash used in financing activities	-2,724	-4,078
Effect of foreign currency translation on cash and cash equivalents	-2,035	-102
Cash and cash equivalents at beginning of the period	11,907	11,338
Cash and cash equivalents at end of period	11,473	13,502

Net cash provided by operating activities was $42.73 million for the nine months ended September 30, 2015 as compared to $43.25 million for the nine months ended September 30, 2014. Net cash used in investing activities was $38.4 million for the nine months ended September 30, 2015 as compared to $36.9 million for the nine months ended September 30, 2014. Net cash used in financing activities was $2.7 million for the nine months ended September 30, 2015 compared with $4.0 million for the nine months ended September 30, 2014.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Off-Balance Sheet Arrangements

As of September 30, 2015 and for the three months then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

(a)       Evaluation of disclosure controls and procedures . Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Regular inspections by the PCAOB of public company auditors were one of the corner stones of the Sarbanes-Oxley law.  The lack of inspections is contrary to US law and deprives the current and future shareholders of any and all benefits that would be derived by this important auditor oversight.  This lack of oversight and the associated added expenses also puts any US based audit firm in a distinct disadvantage when competing with a Chinese based audit firm for work in China.

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

See Amendments to Form 10-Ks for the years 2014

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

YASHENG GROUP

November 23, 2015	By:	/s/ Ye Dong
Ye Dong
Chief Executive Officer