Form 10-K
period 2015-12-31
Yasheng Group
filed 2016-08-30
CIK 1123312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
⬜ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-31899
YaSheng Group

(Name of small business issuer as specified in its charter)
California	98-0426033
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification Number)

805 Veterans Blvd., #228 Redwood City, CA	94063
(Address of principal executive offices)	(zip code)

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
Yes ☑ No ☐

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
Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed fiscal year, December 31, 2015, was $7,880,602 For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of December 31, 2015 was 157,165,783.
Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (Check one): Yes ☑ No ☐

FORM 10-K INDEX

In this Annual Report on Form 10-K, references to `dollars” and “$” are to the United States dollars and, unless the context otherwise requires, YaSheng Group and its consolidated subsidiaries are referred to in this report as the “HERB” “YaSheng,” the “Company,” “we,” “our” or “us.” In addition to historical information, this Annual Report on Form 10-K (“Annual Report’) for YaSheng contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein based on (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the People’s Republic of China to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, and price control, (iii) our anticipated cash needs in light of our liquidity, (iv) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (v) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions or natural disasters, on crop quality and yields and on our ability to grow; and the availability of sufficient labor during peak growing and harvesting seasons, (vi) the impact of foreign currency fluctuations, (vii) our plans for expansion of our business and cost savings, (viii) our ability to successfully integrate existing operations and acquisitions into our operations, and (ix ) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the People’s Republic of China or elsewhere directed at mitigating the effects of climate change, and other risk factors listed in the section of this Annual Report titled `Risk Factors” and elsewhere in this Annual Report.
Each forward-looking statement should be read in context with, and with an understanding of the various disclosures concerning our business made elsewhere in this Annual Report, as well as other public reports filed by us with the United States Securities and Exchange Commission. Readers should not place undue reliance on any forward-looking statement as a prediction of actual results of developments. All forward-looking statements in this Annual Report are based on information available to us on the date hereof and we undertake no obligation to update or revise any forward-looking statement contained in this Annual Report.

PART I
ITEM 1 - BUSINESS
Introduction
Our principal shareholders holding 90.17% of our voting power have taken action by consent without a meeting approving the swap of all of the agricultural management rights of our wholly-owned subsidiary, Gansu Asia-America Trade Co., Ltd. (“GAAT”) in return for the long-term lease management rights to the agricultural properties of our sister company, Gansu Yasheng Agro-Industrial and Commerce Group Co., Ltd. (“GY”). The swap was implemented pursuant to a Swap Agreement between GAAT and GY. Under the terms of the Swap Agreement, GAAT has transferred to GY its right to manage and operate seven companies which have the agricultural management rights, and GAAT received the agricultural long-term lease management rights held by GY referred to as the “Swap”.
The swap was implemented by our parent corporation, Gansu Yasheng Salt Chemical Industrial Group, causing the parties from whom GY received the long-term agricultural lease management rights to transfer such rights directly to GAAT and as a result GAAT has separate lease management contracts with each of the parties from whom GY, acquired those management rights. Pursuant to this overall, integrated plan, on September 22, 2015 five Agreements for the Circulation of Land Contracted Management Right (or “Lease Management Rights”) were entered into between GAAT and:
●
Linhai City Tengfei Fruit & Vegetable Professional Cooperative Tangerine Plantation (9,200 MU)
●
Linhai City Sitian Fruit & Vegetable Professional Cooperative Tangerine Plantation (16,000 MU)
●
Linhai City Sitian Fruit & Vegetable Professional Cooperative Broccoli Plantation (24,000 MU)
●
Taizhou City Huang Yan Hou Ao Asparagus and Bamboo Professional Cooperative Moso Bamboo Plantation (18,000 MU)
●
Xianju County Xiajing Golden Plum Farming and Breeding Professional Cooperative Waxberry Plantation (9,057 MU)
The swap out of GAAT’s right to manage and operate the seven companies which have the existing agricultural management rights to GY as described in our Definitive Information Statement filed with the Securities and Exchange Commission on December 4, 2015, was executed pursuant to the Swap Agreement dated December 29, 2015. Consequently, the swap-in of GY’s Lease Management Rights was effective on December 29, 2015.
Because the Swap was not effective till December 29, 2015, we present in this 10-K Report both a description of our assets which formed the basis of our business during 2015 up to December 29, 2015 and a description of our Swap-in assets upon which our business will be based going forward.
Overview
YaSheng Group, a California corporation, is a holding company that operates and primarily conducts its business operations in People’s Republic of China (“PRC” or “China”). As one of the largest agriculture companies in China, we are a leading producer of premium specialty agriculture based products, specializing in developing the agriculture industry by cultivating, processing, marketing and distributing a variety of food and agro-byproducts. [We also operate a small concrete plant in Baiyin City, Gansu Province, China.?]
During 2015 our food and agro-byproducts were processed primarily from premium specialty agriculture products grown in Northwest China in six agricultural product categories: fresh fruits, vegetables, field crops, specialty crops, seeds and eggs. We have been producing award winning premium specialty agriculture products for over 30 years. We harvested our crops through our farming operations and from collective farm operators. Our primary product offerings included over 30 major agriculture products under 6 product categories with the major products including: field crops: cotton, corns, barley, wheat, flax, alfalfa; vegetables: onions, potatoes, beet, and peas; fruit: apples, pears, apricots: specialty crops: hops, wolfberries, cumin, liquorices; seeds: black melon seeds, sunflower seeds, corn seeds, flax seeds; poultry: eggs. We also produced many additional fresh fruits and vegetables which supplied the local and provincial markets. We generated approximately 24.5% of our revenues from field crop based products, 15.1% from vegetable based products, 24.5% from fruits, 20.1% from specialty crops, 13.9% from seeds, and 1.9% from poultry products and the residual from other production until December 29, 2015.

During 2015 we sold our products through an extensive nationwide sales and distribution network covering 19 provinces and over 121 cities in China. As of December 29, 2015, we had approximately [238 distributors and 41 direct clients.] Our products were also sold directly to food processors as well as processed within our company and then resold to supermarkets or other distributors, or further processed into retail food products. We also sold many of our fresh products within Gansu province as well as nationally to food processors and distributors, or directly to the supermarkets. Our customers are based primarily in China and include national and international leading companies. Our products were also sold as feed for livestock, ingredients for Chinese traditional medicines as well as other important ingredients in the food industry.
Quality and safety are of primary importance to us. We have established quality control and food safety management systems for all stages of our business, including raw material sourcing, producing, packaging, storage and transportation of our products. Through December 29, 2015, we operated manufacturing facilities located in Gansu province, where an abundant supply of land, sunshine and transportation are available.
Our agriculture base is made up of both modern industrial farming and local fanning operations with many types of processing lines. The majority of the farms from which we sourced products use high tech irrigation allowing for water efficiency, reducing the presence of insects, therefore minimizing the need for heavy pesticides.
Our net sales for the year ended December 31, 2015 was $938,896315. Our gross profit for the year ended December 31, 2015 was $119,158,293. Earnings per share for the year end December 31, 2015 were $0.71 per share. Since the swap was effected between related Companies, we recognized a one time charge to earnings due to the need to value the Swap-in assets at historical cost as compared to appraised valuation which was the valuation used by us before the Swap.
Our principal executive office is located at 805 Veterans Blvd., #228, Redwood City, CA 94063. Our telephone number at our U.S. executive office is (650) 363-8345.
Corporate History
YaSheng Group was incorporated and established in 2004 by Gansu YaSheng Salt Industrial Group, Ltd (“Gansu YaSheng”). The Company was approved by the Chinese Ministry of Commerce as “China Oversea Investment Enterprise”. Gansu YaSheng is our largest shareholder and owns approximately 83.25% of our outstanding common stock.
In 2004, GanSu YaSheng established YaSheng Group to access the U.S. public markets and international markets, to implement its expansion plans, and acquired Nicholas Investment Company, Inc., a Nevada corporation in a share exchange transaction.
In 2010, we established Yasheng American Trade Company as our subsidiary, with the intention to improve our efficiency and strengthen our internal controls. The new company will manage our products sales and investment.
In 2010, we established Yasheng Commodity Trading, LLC as our subsidiary, to help us trade futures and agricultural commodities.
In 2010, YaSheng Group is listed on the OTCQB as a U.S. registrant.
Corporate Structure until December 29, 2015
We conducted our operations in China till December 29, 2015 through the following operating subsidiaries and their numerous operating subsidiaries in China as described in further detail below.

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

The Gansu Tiaoshan Group consists of the following operating entities:
●
Gansu Baiyin Agriculture and Reclamation Company – Cement Factory. The factory’s (formerly the state-owned Tiaoshan Farm Cement Plant) main products include the “Tiger-Hunting Mountain” brand class 42.5 and class 32.5 R level ordinary Portland cement, with an annual capacity of 67,000 tons. The class 32.5 R level ordinary Portland cement has passed the ISO9001 quality system authentication and has been sold in many China places such as Lanzhou, Qinghai, Ningxia, and Inner Mongolia. Over the years, the factory has enhanced its technological expertise through continuous product development and the introduction of advanced equipment and technologies. Microcomputer technology and automation control devices have been used on all fronts. The production model has been known for the following characteristics: low in consumption, high in production, high quality, and environment- friendly. The factory has in place a complete and thorough quality testing system, a well-designed and executed testing procedure, and is known for its stable product quality. The plant has received many honors and awards including the “Gansu Province Cement Industry Superior Quality Enterprise” title.
●
Gansu Agriculture & Reclamation Seeding Co. Ltd. was established in June 1998 and is an implementation unit for World Bank’s seeding-commercializing loan project. It is a medium-size enterprise that integrates production, processing, sales, storage, and scientific research. Gansu Agriculture engages in activities such as crops, flowers and plants, forage grass seed, and to a lesser extent related thereto technical consultation and information service, training, production technology guidance, and agricultural chemicals. Gansu Agriculture has a quality control department, a sales department, a production field, a potato research institute, and a seed processing factory (with a processing capability of 12,250 tons per year and 5 tons per hour). In 2006 the company invested 2 million Yuan and completed a 500 ton per batch baking facility. The seed product sells nationally to more than ten provinces and cities and exports to Japan. Gansu Agriculture pursues the “quality and credibility first” principle and puts great emphasis on technology and innovation. In 2002, Gansu Agriculture won an award as one of the Top-10 enterprises in Gansu for seed quality. In 2003, Gansu Agriculture passed the ISO9001-2000 authentication on quality control and the IS0 14001 authentication on environment governance. Gansu Agriculture’s product quality has improved continuously while becoming more effective and more environment-friendly.
●
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
●
Tiaoshan Kexing Forest & Fruit Co. was established in June, 1998 as part of the Gansu Tiaoshan Group, one of Ministry of Agriculture’s first experimental modern enterprises. The Tiaoshan Kexing Company is primarily a fruit production enterprise. Its main products are apricots, apples, and pears. The company has passed the ISO14001 authentication.
●
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

●
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
●
Jingtai Tiaoshan Poultry Cultivation Co., Ltd. was founded in 1985 and currently owns 8 egg hen houses and 5 nurturing houses. The company is mainly engaged in laying hens raising, feed processing and sales, domestic animal anti-epidemic service and high-tech development, and grain and oil processing and sales. There are 2 major varieties, Hailan and Haisai. Both produce brown eggs also known as red-skin eggs.
●
Jingtai Tiaoshan Yafei Forest & Fruit Co., Ltd. The company is mainly engaged in the processing and sale of fruits. It is one of the A level national “organic fruit” production bases with approximately 23, 700 mu in land. Among other things, our orchards occupy an area of 15,000 mu, including 9,500 mu of pear orchard, 2,100 mu of apple orchard, and 1,600 mu of apricot orchard, which have a capacity of producing 37,000 tons of various fruits every year. We primarily produce “Zaosu Pear”, “Huangguan Pear”, “Huangjin Pear”, “Fuji Red Apple”, “Dajie Apricot” and candied fruits with the “Tiaoshan” brand and sell to Gansu, Interior Mongolia, Ningxia, Qinghai, Henan, Shenzhen, Hong Kong, Macau and Northeast Asian countries. Yafei has long been recognized as “National Grade A Green Food Production Base”, “National Green Agriculture Model Enterprise”, “National Non-Environmental Damage Agricultural Product Model Base Farm”, “Gansu Province Agriculture Industrialization Leading Enterprise” and, “National Modern Reclamation Model Region” since 2004.
●
Jingtai Tiaoshan Yuanfeng Agricultural Co., Ltd. Founded in 1989, the company currently owns 21,585 mu in land, including 18, 332 mu of arable land. It is a medium-size modem agricultural enterprise that integrates production, operation, and sales. It is a demonstration (for other farms to learn agro – tech methods) farm known nationally for environment-friendly agricultural products. The company has passed the ISO14001 environment management system authentication. Its main products include corn breeding, processing onion, and sweet corn. The national organic food development center has certified many of Jingtai Tiaoshan Yuanfeng Agricultural Co.’s products as “organic food”.
Gansu Tiaoshan Agricultural-Industrial-Commercial Group Co., Ltd.
Registration authority: Gansu Provincial Industrial and Commercial Administration Bureau
The Business License (Provincial Level) was issued by Gansu Provincial administrative Bureau for Industry and Commerce
Legal Domicile: Taiyu Road No. 68, Tiaoshan Town, Jingtai County, Gansu Province
2.
Gansu Xiaheqing Industrial Co., Ltd. Located in the Xiaheqing District, Jiuquan City, Gansu Corridor, it is north of the Qilian Mountain, in the middle of the Fengle River silts alleviation – the proluvial fan, east longitude 9850-9858’, north latitude 3933’-3936’, elevation 1368 meters. With the temperate zone dry climate, it has long sunny days and big temperature difference between day and night, and as well as good light and heat conditions. Therefore, it is worldwide recognized as the “golden mile” for hops planting.

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

The company is a long-term supplier for large Chinese brewers, including Tsingtao Beer, Yanjing Beer, Huarun Beer, Yingbo Beer, and Chongqing Beer etc. We have created four “No. l s” in Chinese hops industry: planting area, unit production (also worldwide No.1), quality, and mechanization which makes us the signature of Chinese hops industry.
“Xiaheqing” hops have been recognized as “Green Food” by China Green Development Center for consecutive 15 years. In 2006, Chinese Ministry of Agriculture granted us the designation of “National Non-Environmental Damage Agricultural Product Model Base Farm”. We are listed as an exclusive or designated raw material supplier by many of our clients.
●
Jiuquan Qingsheng Agricultural Trading Co., Ltd. was founded in 1999 as a limited liability company. Jiuquan Qingsheng Agricultural Trading Co. is located in West Gansu and mainly engages in the cultivation and sales of crops. Currently, the company owns 10,000 mu in land including 6,980 mu in cultivated land, 500 mu in forest, and 260 mu in fruits.
●
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
●
Jiuquan Bianwan Agricultural Trading Co., Ltd., formerly a state-operated farm, merged with Xiaheqing farm in 1971 and then further merged with Yasheng Group in 1997. It has a total land of 65,000 mu, including 2,545 mu of arable land and 1,465 mu for hops production. Jiuquan Bianwan is located at the suburb area of Jiuquan where the transportation is convenient and the local climate is considered suitable for crops breeding and plantation. The company’s main products include hops, brewer’s barley, cotton, safflower and onions. The company’s hops enjoy great reputation and are nationally known for world-leading quality and high output. The company has become a long-term supplier for the Tsingtao Beer Group, the Yanjing Beer Group and some other beer manufacturers. The company takes pride in the implementation of advanced technology. In 1998, the company introduced from Israel the most advanced drip irrigation equipment and technology. By introducing some of the best-selling variety of hops and having a state of the art processing facility, the company believes that it has greatly improved its prestige and competitiveness in both domestic and international market.
●
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
●
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
●
Jiuquan Maiguan Hops Co., Ltd. specializes in the processing and sales of malting barley. Production was first started in 1995 with an annual capacity-by-design of 10,000 tons. The company enjoys strong technological expertise and uses the Sa Latin germinating box and high-efficiency monolayer oven for production. Products are known for their fine quality as the company diligently carries out the “Industrial Product Quality Responsibility Standards” with a comprehensive quality control process. All quality indicators have achieved the superior grade stipulated by QB-1686¬93 standard. In September 2001, the company won the Gansu Industrial Enterprise Quality Assurance Certificate; in November 2001, it was voted “Quality Confidence Brand” by the China Quality Examination Association; and the company has won many other awards and prizes from organizations such as the China Technology Supervision Information Association and the Gansu Provincial Industrial and Commercial Administration Bureau.
Registration Authority: Jiuquan Prefectual Administrative Bureau for Industry and Commerce. The business license (Prefectual Level) was issued by Jiuquan Prefectual Administrative Bureau for Industry and Commerce, Gansu, Province. Legal Domicile: Aviation Road No. 2, XiaHequing, Jiuquan City, Gansu Province.

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
5.
Gansu Jinta Yuantai Commercial Trading Co., Ltd. Gansu Jinta Yuantai Commercial Trading Co., Ltd is located in Jinta County, Jiuquan City, Gansu Province, founded in 1999. It has 175 employees. The company mainly grows, processes, and sells products such as barley. The company is also a commercial enterprise that engages in the buying and selling of agricultural and subsidiary products as well as the supply of agricultural production materials. During the season, the company sends representatives to places such as Jiuquan, Zhangye, and Wuwei to set up purchasing/sales centers. Annual average purchase of brewer’s barley is about 10,000-30,000 tons; annual purchase of chemical fertilizers and other materials is about 30 tons.

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
Yasheng Greenphil LLC
We entered into an agreement in September 2012 with Greenphil Agua-Culture & Hydroponics Holding, Inc (Manila, Philippines) and Greenphil Aqua-Culture & Hydroponics, LLC (California), where all parties expressed an interest in forming a joint venture to conduct business development in the Republic of the Philippines. This business will include agua-culture and Hydroponics, fanning, mining and other projects.
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
As a result of the Swap we no longer have the right to manage and operate the above companies with the exception of (i) Rouge MTN (AZ), (ii) Lemco Yasheng, and (iii) Yasheng Greenphil.

OUR INDUSTRY
Overview of China’s Agriculture Climate
China is the world’s most populous country and one of the largest producers and consumers of agricultural products. Over 40% of China’s labor force is engaged in agriculture. China has only seven percent (7%) of the global arable land, but feeds one-fifth (1/5th) of the world’s population. China is among the world’s largest producers of rice, corn, wheat, soybeans, vegetables, tea, and pork. Major non-food crops include cotton, other fibers, and oilseeds.
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
In February 2015, the world market prices of staples food biggest gain since the middle of 2012.
The Food and Agriculture Organization of the United Nations report that the February food price index reached 208.1 points, 5.2% higher than in January, emphasizes at the same time, last month the price still 2.1 % lower than the same period of last year.
At the same time, in February of this year, the average meat prices increased by the 0.5%, and other Food prices increased by the 3.6%, vegetable oil and sugar rise respectively 4.9%, 6.2%, and dairy products prices increased by 2.9%.
FAO pointed out that Ukraine’s political tension is one of the reasons for the rise in food prices, the prices of other factors including the drought in Brazil, Southeast Asia and South America exceeding one’s expectations of weather conditions, and the demand of North America, including food and biofuel production.
The Food and Agriculture Organization of the United Nations has predicted recently that global food prices will remain high in 2015. Under the current situation of low food storage, if there happens to be poor global harvests, a new round of price increases may probably occur.

Food Supply Issues Facing China
Although China has limited arable land, China agriculture produces enough food supply to feed the country with a large population. With only seven percent (7%) of the world’s cultivated land, China has to feed one fifth (1/5th) of the world’s population. As a result, China’s agriculture is an important issue and draws wide attention from its government and the world.
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
In the 1990s, China’s agriculture and rural economy faced unprecedented difficulties and challenges. But development momentum maintained fairly good, with most products in surplus and supply and demand basically in balance every year. According to the United States Department of Agriculture (“USDA”), China leads the world in output of grain, cotton, oil plants, fruit, meat, eggs, aquatic products and vegetables in volume.
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
According to Food and Agriculture Organization of the United Nations (“FAO”), the global price soaring in basic food has triggered a new round of food crisis which is primarily due to the surging oil price and recent sharp incline in global cereal stock and will intensify the risk the supply crisis. According to USDA, it forecast a record price increase in farm-gate products and sequent food price inflation in [2011.] [update to 2015]
Growth of China’s Agriculture Industry
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

Furthermore, the Chinese government has established the following policies to support agricultural industry and companies in China:
●
Intensifying reforms of agricultural tax, exempting the agricultural tax and agricultural surtax.
●
For those farmers who grow crops, the country will implement the policy of giving direct subsidies to those farmers who grow wheat and corn.
●
Implementing the policy of giving direct subsidies to those farmers who acquire and renew their large-scale agricultural equipment.
●
Increasing fine seeds subsidy investment.
●
Stabilizing the prices of agricultural means of production.
●
Conscientiously implementing the national and provincial policies of tax cuts and exemptions and price control. Providing support to enterprises in terms of taxation, investment and financing, the use of resources, personnel policy.
●
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
CORPORATE DEVELOPMENT STRATEGY AND GROWTH
Our strategic plans mandated by the Swap include the reorganization and expansion of our product portfolios and steam-lining of our company operations to focus on key business lines that have potential for long term growth into domestic and international markets. Through the Swap reorganization, we intend to streamline management and begin to structure the operations and internal controls to lay the foundation for global and international expansion. We have enlisted many international experts and consultants as well as added key management with western and eastern business and finance experience. We are also in the process of implementing an enterprise system to upgrade internal and external communications and internal management controls.
Our growth strategies include the following:
●
Hold and grow existing domestic market positions with premium quality products with a focus on customer satisfaction with consistent availability. Continue the strategic consolidation and segmentation of our products with a focus on products with high margins and high potential growth rates.
●
Continue the transformation from the collective family farms to industrial scale farming resulting in more control over the quality, consistency, and yields of our products.
●
Expand product line with new byproducts by utilizing modem processed food technology (such as CO2 extraction techniques, deep processing, concentrates technology and bio mass for alternative fuels) that produces high quality products and environmental friendly products that meet the demands of the domestic and international markets. Byproducts include fruit and vegetable concentrates, food extracts, nutritional beverages, edible and bio oils, organic and environmental friendly products, frozen and fresh vegetables, and packaging.
●
Strengthen industry research focusing on shifting trends and demands for strategic cultivation. Maintain flexibility and diversification to efficiently increase or decrease production or cultivate new products that are in demand. Continue to implement the long term strategy of supplying key core food staples to domestic and international markets.

●
Continue to implement product quality upgrades through high tech agro technology. Continue to acquire and develop new hybrid strains agro products that improve quality, yield, and overall cultivation methods. Expand cultivation area by implementing more high tech irrigation systems and other modem agriculture techniques. Expand seeding and propagation technologies to consistently supply growers and meet the demands by expanding the company’s agriculture base.
●
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
●
Expand animal husbandry division, agriculture chemicals, fertilizers, animal feed, and environmental products and continue to implement the vision as leading company in sustainable agricultural practices.
●
Internal and external acquisitions that bring added value in technology, management, production capabilities, and open up new markets and distribution points.
●
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
Merger & Acquisitions Strategy
We are seeking strategic cooperation and acquisition opportunities with companies that own new technology, new distribution network and innovative management with high returns. One of our long term objectives is to generate revenue and build assets and long term distribution channels outside of China through mergers and acquisitions.
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
Yasheng has successfully completed the first shipment of its Angel Star infant formula from the United States to China. Angel Star infant and toddler formulas are composed of milk ingredients sourced from high quality U.S. suppliers – all of which are under stringent USDA/FDA inspections. Other key ingredients are sourced from US suppliers known to produce the highest quality/purity ingredients. All facilities that produce process or package Angel Star products conform to USDA and FDA inspection and license requirements. However, we have not yet received approval from the Chinese version of the FDA to sell Angel Star products in China.
Company Merger & Acquisitions in 2015
On account of the Chinese government vigorously promoting ecological protection policy and the changes of market prices of the agricultural products, we realized in 2015 that the production and operation of our company in the next few years will face the following changes:

First, the lands we farmed before the Swap were mostly distributed in the Hexi Corridor in Gansu Province in China, Although the Qilian Mountain glacier melt water can bring convenience to irrigation, the surrounding wide area belongs to semi-desert areas of China. In order to restore the ecological environment in these areas, the Chinese government is implementing the policies of “close wells and reduce farmland areas” and “return the grain plots to forestry” in existing agricultural areas in the northwest area, strictly control and compress farming water, water has been diverted to desert regions to restore the ecological environment, which will lead to the result that our company’s farming scale will be reduced year by year.
Secondly, looking from the structure of planting, under the influence of domestic market, the prices of hop and cotton were falling.
In 2015 we realized that the influence of the above changes on our company will be long-term and that it would be difficult to further improve operating revenue and profit levels in the future. To ensure that our company can have good support of agricultural development in the future, after careful research and analysis, and the support after consultation with the agricultural and financial experts, the company major shareholders, the Board of Directors of Gansu Yasheng Salt Group and the Board of Directors of the United States Yasheng Group, implemented the Swap on December 29, 2015 to cross over and recombine the efficient agricultural resources which are rich in water resources being operated by the wholly-owned subsidiary, Gansu Yasheng Agricultural, Industrial and Commercial Company of the major shareholder Gansu Yasheng Salt Group with the existing farmland fields being cultivated by US Yasheng Group in the form of equivalence, which will inject US Yasheng Group better and more efficient operating assets. Our objective in the Swap was to grow pollution-free high-value-added products and facing the two markets at home and abroad, to build a brand new US Yasheng Group in order to ensure sustainable growth in operating income and profitability of US Yasheng Group.
BUSINESS SEGMENTS
Our businesses primarily consist of farming products which were grown in Northwest China up to the date of the Swap. As such, with the exception of Gansu Baiyin Agriculture and Reclamation Company, all other subsidiaries of the Company are primarily agricultural enterprises. Included in our consolidated financial statements are results from the Company’s cement manufacturing. For the years ended December 31, 2015 and 2014, the cement business contributed less than 1% of total consolidated sales for either year. The business volume of this segment has been and is expected to continue to remain relatively constant and is not significant to warrant separate segment reporting. See Item 7. Management’s Discussion and Analysis of Financial Condition & Results of Operations.
AGRICULTURAL MARKET
Our primary business segment is premium specialty deep processed food and agricultural by- products. We specialize in cultivating, processing, marketing, and distributing a variety premium specialty agriculture product grown in Northwest China up to the date of the Swap. Our product portfolio was diverse within a broad range of industries.
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
AGRICULTURAL PRODUCTS
●
Up to the date of the Swap, our primary product offerings included over 30 agriculture products under the following six areas.
●
Field Crops: Cotton, Corn, Barley, Wheat, Flaxseed, Alfalfa
●
Vegetables: Onion, Potato, Beet, Pea
●
Fruit: Apple, Pear, Apricot
●
Specialty Crops: Hops, Wolfberry, Cumin, Hemp, Liquorices Root
●
Seeds: Black Melon Seeds, Sunflower Seeds, Corn Seed, Hemp Seed, Flax Seed
●
Poultry: Eggs

In additional to the major products listed above, we also produce many additional fresh fruits and vegetables which supply the local and provincial markets. We plan to further diversify our product mix and increase the processing volume to meet market demands. We also intend to establish new deep processing lines for the current product mix, which will allow us to develop high end byproducts with the greatest growth potential, reaching new markets. Furthermore, we plan to continue to focus on our higher margin deep processed products in the future and have begun implementing a strategic plan to expand our product line with byproducts from our core cultivated agro raw materials.
We generated approximately 24.5% of our revenues from field crop based products, 15.1% from vegetable based products, 24.5% from fruits, 20.1% from specialty crops, 13.9% from seeds, and 1.9% from poultry products and the residual from other production through December 29, 2015.
Agricultural Production Markets.
The following are the categories of agricultural production markets in which our products are marketed:
●
Strategic Commodities are produced to supply domestic demands. These products are sold directly to a network of local, provincial, and national purchasing houses based on the current global market price managed by the PRC agriculture department. The products are then resold to processors for use in different industries.
●
Institutional Contract Growing is a large part of our business model. Institutions and large food and beverage processors establish long term contracts to grow products that meet the processors needs and standards. We work closely with processors to establish demands and assure quality for long term contracts.
●
Consumer Direct Wholesale Markets purchase our perishable fruit and produce to sell to the public. These products are sold directly as well as through small distribution companies and sold on a locally, provincially, and nationally.
●
Domestic & Export Food Distribution companies pre-arrange volume purchase contracts for our fresh and processed products of the Company. These products are distributed to high end markets such as Hong Kong, other coastal cities, and for export. The products are then sold to the public through supermarkets and or sold to food processors.
●
Animal Husbandry division consists primarily of eggs to be sold fresh and or packaged to wholesale food markets for resale to consumers.
PRODUCTION
Production Bases
The production of our products was supported by seven large scale agriculture bases spread out over a vast geographical area within the Northwest of China up to the date of the Swap. Over the past 30 years we have transformed the family plot style farm into industrial agriculture operations with infrastructure to support long term growth. R&D support has fueled development with new and high tech products, placing the Company as a major strategic player within the industry. Infrastructure needs such as water, roads, and power are supported in coordination with local governments.
Prior to the Swap each of our wholly-owned subsidiaries was considered an agro-base with several types of properties making up the operations. The seven agro-bases are made up of fields, orchards, hop houses “Green houses,” with infrastructure, processing and storage areas, irrigation systems & water storage, wind breaks, power generation plants and transmission lines to feed the agro base operations. Each company had standard storage for cultivation equipment and processing harvest materials as well as the necessary capabilities for packaging and pre-delivery storage. Post Swap we will have similar storage on cultivation equipment.

Each agro-base was made up of both modem industrial farm and local farming operations with many types of processing lines. The majority of farms use high tech irrigation allowing for water efficiency, reducing the presence of insects, therefore minimizing the need for heavy pesticides. Our focus on efficiency by applying new high breed strains, high tech growing techniques, modem processing and storage facilities, supported by modem logistics that maximize our products’ abilities to compete. Our vision has been to establish sustainable farms utilizing agro techniques that are beneficial not only to the consumer but also to the environment.
Production Infrastructure
Up to the date of the Swap, we made substantial investments in improving fields and building infrastructure such as transportation routes, high tech irrigation, green houses, wind shelters, and cold storage. We possessed the ability to produce high quality seed stock, bio-fertilizers, bio friendly pest control technology, strict quality controls with specifications of our operational processes such as breeding, harvesting and grading. We also established a strong technical management team to train and monitor the operations.
Prior to the Swap each of our agro-bases had a company office where administrational functions take place. Total office space was approximately 30,000 mu of land use rights of 70 years with about 35 average years left. Each agro-base administration office had a centralized system for supporting management and employees. Residence quarters for employees and managers were provided adjacent to offices, with medical, recreational, & food services. Schools were also part of the agro-base supporting employees’ families as well as training centers for further education. In certain areas, high speed internet access was also available.
All properties pre-Swap were within the Gansu province and include modem national highways and railways to all major cities. The agro-base properties also had fuel stations, general commodities stores, and other sideline businesses.
Production Efficiency-High Tech Agriculture
We also seek to increase efficiency by applying new high breed strains, high tech growing techniques, modem processing and storage facilities, supported by modem logistics that maximize our products’ abilities to compete. Our vision has been to establish sustainable farms utilizing agro techniques that are beneficial not only to the consumer but also to the environment.
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
The shift from traditional farming to modem, hi-tech precision agriculture is expected to make us the largest, high efficiency agriculture base in China.
Expansion of Production Capacity
We believe that an expansion of capacity is needed to satisfy increased demand for our products. In order to increase our production capacity, we must make capital investment to build additional cultivation bases and processing facilities to satisfy the projected demand of our products.
LOCATION
Our farms pre-Swap were mainly located in Gansu Province in China. The terrain in Gansu Province is long and narrow with very different geomorphologic landforms. The annual average rainfall is 100-300 mm with long hours of sunshine and sandy land.
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

Temperature in all parts of Gansu Province are expected to be higher. The increased rate of the temperature is increasing slightly from east to west. Temperature increase range is between 0.68 degrees and 0.95 degrees. The temperature increase in the western region of Gansu Province is slightly higher than that in the other parts.
Our operations were located in Gansu Province Northwest prior to the Swap where the environment is not impacted by industrialization as much as other areas in China.
We utilized various irrigation methods, including drip irrigation, river irrigation, well irrigation, pipe irrigation (tube feeding), and sprinkler irrigation, etc. The irrigation water used for our company’s pre-Swap cultivated land located in the western part of Gansu Province came primarily from the snow glacial water of Qilian Mountains. The irrigation water used by our company’s cultivated pre-Swap land located in central and eastern parts of Gansu Province came mainly from upper Yellow River.
Among other things, 70% of our arable pre-Swap land adopted drip irrigation with a focus on fruits, corn, cotton and hops. The crops adopting the methods of river irrigation, well irrigation and pipe irrigation (tube feeding) are mainly barley and wheat. The crops adopting sprinkler irrigation are mainly liquorices and alfalfa.
To conserve water resources and to alleviate the problem of water supply shortage, pre-Swap drip irrigation became an increasingly popular choice. Modern drip irrigation technology can optimize water usage while enhancing plant beauty and health. It will control both biochemical and physical indices for crop and flower growth and allows precise adjustment of water, fertilizer and, insecticide usage. It also moderates the extreme cooling effects sometimes produced by flood-type irrigation. We introduced the most advanced water-efficient drip irrigation techniques and equipment from Israel to ensure efficient water use on large-scale intensive agricultural projects in the fertile but water-scarce Hexi Corridor. The first drip irrigation project in Jiuquan region was completed in September 1998 and is now in successful production.
We have built four large reservoirs with a water storage capacity of 260,000 cubic meters each. The crops served by drip irrigation generally can get water-soluble liquid fertilizer through the drip irrigation system. These fertilizers mixed directly with irrigation water, fertilizing the crops through the drip irrigation plastic pipes.
In the course of cultivation, we made full use of drip irrigation and plastic mulching to plant our agricultural products. Its roles are hydra and heat preservation which improved the utilization of fertilizer, reduced costs, and ultimately increased crop yield and quality. We have dedicated many resources to implementing modern agriculture techniques into the fields.
SALES AND MARKETING
Our products are derived from years of agriculture experience and over the years these products have grown to be distributed to high end markets all over China, including Hong Kong. We have established a significant presence in supplying the demand for food products in China with long term contracts and cooperative relationships in meeting quality standards. Historically, we have been able to meet supply needs by establishing agro bases with diverse portfolio products that stretch across many agriculture and food product types. We also work closely and collaborate with local government and have established an effective group of managers to minimize over production and watch global industry trends closely. In addition, we have also established strategic distribution and processing partners and who have their own distribution and processing abilities. We anticipate no change in a distribution post-Swap.
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
We typically enter into annual contracts with some of our distributors that are renewed at the beginning of the year. We maintain stable relationships with our distributors, and many of them have been our distributors for more than three years. No customer or distributor accounted for more than 10% of our total revenue in fiscal year 2015.
RESALE SUPPLIERS
Up until December 29, 2015, we derived a substantial portion of the materials from which we produce our products for resale from many suppliers in Gansu and Northern China. Dependence upon a limited number of suppliers poses business risks, which is one reason that we have a diverse choice of vendors for our operations. These suppliers make up seed, animal feed, fertilizer, agro business materials, incidental construction materials, and other related agriculture industry supplies companies.
COMPETITION
Since we were the largest agriculture company in Northwest China and provide premium quality products to the market, we believe we faced little direct competition in Northwest of China. Most of our competitors are smaller-sized local farms or medium size food processing companies. Compared to these competitors, we believe we have more diversified products, higher production capacity and greater resources as well as long term strategic relationships with national clients. We are designated as a national strategic supplier of commodities and supported with long term contracts with major institutions.
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

Some of Chinese major agriculture companies, such as Chaoda, continue to diversify their product portfolio focusing on industries related to us. We are also facing competition from the following companies:
●
China National Cereals, Oil and Foodstuffs Corporation (COFCO) operates many businesses, among them a food importer and exporter and a bottler for Coca-Cola products in mainland China. The company holds a monopoly on mainland China’s grain trade, but COFCO’s interests are diversified to include tea, wine, edible oils, canned food, confectionery, ingredients, livestock and meat, hotels, packaging, real estate, and finance. Nine major divisions and more than 30 subsidiaries offer brands including Fortune edible oils, jellied candies, Jojok meat, Great Wall wines, the Gloria Hotel Group, and Le Conte chocolate. COFCO is state-owned and under the administration of China’s Assets Supervision and Administration Commission.
●
China Grains and Oils Group (CGOG) processes and sells a variety of grain and oil products. Its activities include grain, oil food, and feedstuff processing, and domestic and international distribution of various food products. The company operates through some 21 subsidiaries that distribute wheat, corn, rice, oil and fat, oilseeds, coarse grain, and beans, among other products. CGOG sells to international customers in the US, Europe, Japan, and throughout Southeast Asia. The company is state-owned and under the administration of China’s Assets Supervision and Administration Commission.
Competitive Position
Before the Swap all of our operations and manufacturing were located in the Northwest of China. We benefited from the favorable operations and manufacturing environment in the Northwest of China, such as lower labor rates and lower raw material costs for most of our products compared to other areas in China and the world. Our access to China’s operational and manufacturing environment advantages is one of primary strengths. The economies of scale play an important role in our products competitiveness in the market place. We controlled vast land and natural resources that were integrated and utilized in the production of all our products. This is an important factor in being competitive in the markets served. The ongoing addition and implementation of state-of-the-art production and manufacturing technology, for both agricultural and industrial products, provides a buffer between us and the competition for the majority of our products. Utilizing the most current production and manufacturing technology assures high quality and cost effective product.
Our Competitive Advantages
We believe that our success to date can be attributed to a combination of our strengths, including the following:
●
Industry Trend Flexibility. Our ability to adjust our agricultural structure and improve the quality of agricultural products has resulted in the comprehensive development of the agricultural economy. Planting structure has also been continuously optimized which has developed from traditional agriculture to cash crops. The production of the cash crops such as cotton, oil, sugar, hemp, fruits, vegetables and other crop production have access to rapid development.
●
Scale advantage over local competitors. The PRC agriculture market currently is highly fragmented. We are larger than many of our domestic competitors. This provides us with many competitive advantages, including the resources to ensure high quality products and better controls to secure consistent and reliable supplies to large customers. Our scale and increasing nationwide market exposure supports development of our brand name.
●
High Tech Agriculture Abilities. We have the characteristics of advanced level of modern agricultural technology, a high degree of organization, a large market capacity. Our ability to compete is better, we believe, than the traditional agriculture companies. The application of agricultural techniques, such as biological husbandry, genetically modified agriculture and water-saving irrigation, has increased agricultural single rate and quality.

●
Alignment with PRC Agriculture Development Policies. We can ensure sustained and stable growth of modem agriculture in the aspects of capital, technology and manpower, and can speed up the process of industrialization of modem agriculture and export-oriented operations and can also enhance its international competitiveness. The development of our Company can adapt to China’s development direction of agricultural policy. Based on our own funds each year, the Agricultural Development Bank of China can provide partial supporting funds.
●
Successful Operating Mode. Our operating mode of modem agriculture in our Company has reached advanced domestic level in the aspects of policy arrangements, institutional design, coverage, as well as large farms covering small farms and processing enterprises linking the farming households. We have set up and amplified a sound modem agricultural operation system which incorporates processes to accommodate and maximize efficiencies, such as job responsibility, multilevel operating, multi-channel and multi-level responsibility sharing.
●
Long Term Established Relationships. Local, provincial and national long term relationships have been a key advantage for the company as they have established long roots in Northwest China. [Update for new location post-Swap] Our ability to take on challenges, implement large scale projects, and produce national leading products have brought much respect and confidence by the governmental and other business leaders in China. We have been honored as one of the top leading industrial companies in China, therefore receiving preferential policies and most favored abilities to take on new projects promoted by the Central Government.
●
Extensive Sales and Distribution Network. Our extensive sales and distribution network allows us to reach a wide range of customers all over the nation. As of December 31, 2015 we had approximately [218] major regional distributors in 18 provinces. Our distributors sell our products through their own network in the region to their various customers, including food processors, supermarkets and wholesale stores. We have a stable and effective group of distributors who helped to sell our products all over China.
●
Experienced Management Team. Our management team has over 30 years of experience in the agriculture industry. Our senior management staff has extensive local industry experience combined with international experience. We believe that our management team’s experience and capabilities have contributed greatly to our significant growth in the past years.
●
High Tech Irrigation Techniques. In our pre-Swap farming we used drip irrigation for the most efficient water application keeping the costs down. Ground and runoff water from the upper reaches of the Yellow River or Qilian Mountain glaciers therefore lowering the impact of pollution coming into the water table. Gansu province has a direct water source and is not downstream from neighboring industrial provinces.
●
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
COMPANIES HOLDING PROPERTIES BEING SWAPPED OUT
The names of the companies GAAT has the right to manage and operate and which have the long term land farming rights that were swapped out to GY are set forth in the following table:

COMPANIES

Gansu Tiaoshan Agricultural Industrial Commercial Group Co., Ltd

Gansu Hongtai Agricultural Technology Co., Ltd.

Gansu Xiaheqing Industrial Co., Ltd.

Gansu Jinta Hengsheng Agricultural Development Co., Ltd.

Gansu Jinta Xingsheng Industrial Co., Ltd.

Gansu Jinta Yongsheng Agricultural Development Company.

Gansu Jinta Yuantai Commercial Trading Co., Ltd.

These seven companies are all wholly owned subsidiaries of our parent corporation, Gansu Yasheng Salt Chemical Industrial Group.
BACKGROUND OF Swap TRANSACTION
During the last quarter of 2014 management realized that because the Chinese government started promoting a new ecological protection policy and because of changes in market prices of our agricultural products, we will face the following challenges with respect to our GAAT subsidiary’s right to manage and operate the seven companies which hold the land farming rights to the agricultural properties operated by GAAT:
First, the properties are mostly distributed in the Hexi Corridor in Gansu Province in China. Although the Qilian Mountain glacier melt water can provide water for irrigation, the area is a semi-desert. In order to restore the ecological environment in these areas, the Chinese government has begun to implement the policies of “close wells and reduce farmland areas” and “return the grain plots to forestry” where the properties are located which limits the use of the glacier water for irrigation. As a result of this policy, the properties would be subject to restriction as to the amount of water that may be used for irrigation of crops. Consequently, we projected that GAAT’s farming operations with respect to the properties will be reduced year by year due to restrictions on our water supply.
Secondly, under the influence of domestic market forces, the prices of hop and cotton were falling, thus reducing the operating income GAAT can expect from selling these crops.
Management concluded that the influence of the above changes on our company will be long-term; that it would be difficult to further improve operating revenue and profit levels in the future. To ensure that our company will have good agricultural prospects, after careful consideration, our Chairman, Ye Dong, on or about October 2014 met with the Management of our major shareholder, Gansu Yasheng Salt Chemical Industrial Group at Lanzhou, Gansu and proposed that GAAT transfer its right to manage and operate the seven companies that have the land farming rights over the agricultural properties currently being farmed by GAAT and in exchange receive the long term lease farming rights for the agricultural properties of our sister company, GY. The reason for the Swap was that the agricultural properties of our sister company are rich in water resources and more suitable for farming than GAAT’s properties. Furthermore, the mix of crops grown by our sister company are not as subject to downward price pressures as are GAAT’s hop and cotton crops because they grow premium-value fruit and vegetables which can be sold at higher prices.
On or about January 2015 the Management of Gansu YaSheng Salt Chemical Industrial Group met and considered the proposal by our Chairman. The meeting took place in Lanzhou, Gansu. The Management agreed to review the proposal by our Chairman to exchange GAAT’s existing agricultural properties for those with better water supplies and higher market prices.
Beginning in January 2015 and continuing through the spring and summer of 2015 our management reviewed and identified agricultural properties of our sister company GY, and determined that their farmlands would be appropriate for the Swap due to their better access to water and the fact that the prices for their crops were not declining as some of GAAT’s crops. Thereafter during the period from June through August 2015 our Chinese counsel prepared documents for the Swap and our Chairman had numerous discussions with management of Gansu Yasheng Salt Chemical Industrial Group regarding the implementation of the Swap. Thereafter we procured appraisals of the incoming and outgoing properties and an audit report on the incoming assets and our Board of Directors took action by written consent on August 18, 2015 and approved the Swap. Thereafter from September 23, 2015 through September 25, 2015 our Board members reviewed this Information Statement and took action by consent on September 25, 2015 to approve the filing of this Information Statement. The Swap became effective December 29, 2015.

DESCRIPTION OF FARMLANDS BEING SWAPPED IN
The following describes the farmlands under lease management right contracts held by GY to be swapped in:
INTRODUCTION:
The farmland rights acquired in the Swap from GY, our sister company, consists of 76,557 mu (12,633 acres) of land in Taizhou City, Zhejiang Province, PRC, among which: 24,300 mu (4,010 acres) is a broccoli plantation, 18,000 mu (2,970 acres) is a moso bamboo and bamboo shoot plantation, 25,200 mu (4,158 acres) tangerine plantations, and 9,057 mu (1,495 acres) is waxberry plantation. GY farmed these crops under 30 year land management leases. These properties all of which were swapped in are described as follows:
A. 24,300 mu (4,010 acres) of Broccoli Plantation:
The plantation is located on a coastal plain in Linhai City Zhejiang Province with fertile land and favorable spring and winter weather conditions, ensuring the premium quality and high yield of broccoli. The plantation produces winter and spring broccoli. The broccoli plantation takes up 20% of the total planted area of Taizhou City. The yield of the broccoli plantation is 1600 plants per mu per crop, with an export conformity rate of 62.5%. The plantation harvests 3 crops a year. It yields 7,290 broccoli plants conforming to the exporting standards.
B. 18,000 mu (2,970 acres) of Moso Bamboo & Bamboo Shoot Plantation:
The plantation is located in Huangyan District Taizhou City Zhejiang Province. The yearly yield of commercial production at the plantation of moso bamboo is 45,000 tons. The plantation also yields 2,700 tons of bamboo shoots (100 kilograms of spring bamboo shoots and 50 kilograms of winter bamboo shoots per mu).
C. 25,200 mu (4,158 acres) of Huangyan Tangerine Plantations:
The Huangyan tangerines are grown in two plantations, one consisting of 9,200 MU and another of 16,000 MU located in Huangyan District Taizhou City. Huangyan tangerines are considered premium quality and were formerly served as tribute to ancient emperors. The yearly yield of Huangyan tangerines grown at the plantations is 65,100 tons.
D. 9,057 mu (1,495 acres) of Waxberry Plantation:
The plantation is located at Xianju County Taizhou City Zhejiang Province, being a major waxberry production zone in China with more than 100 varieties grown in the area. Donghuai waxberry is a premium quality fruit. The plantation is at high altitude with a considerable temperature difference between day and night, and the area enjoys abundant sunshine. The waxberries at this plantation contain a high sugar level. The plantation only grows Donghuai waxberry. The yearly yield of waxberries grown at this plantation is 14,500 tons.
General Description of Growing Conditions:
The bamboo, waxberry and Huangyan tangerine plantations are all built on small hills in mountain areas in Taizhou, a city of mild, damp and rainy climate, meeting the plants’ need for water, sunshine and temperatures. Therefore, no investment in irrigation infrastructures is needed. Moreover, the tangerine plantation has a complete irrigation system. The broccoli plantation is built on a coastal plain with complete water, electricity, transportation and irrigation infrastructures.
Detailed Descriptions of the Particular Crops:
Huangyan tangerine: Thin peel (0.11 cm on average), glossy yellow and orange color, small and dense oil sacs, 8-12 segments, shape of kidney, segment clothed with thin membranes, yellow juice pulps, soft and juicy, rich and sweet, smooth, tasty with aroma. Its juice contains citric acid, multivitamins, sugar, amino acid, phosphorus, iron and calcium, etc.

Xianju Dongkui is known for its waxberry production. Dongkui waxberry grown in Xianju has a beautiful color and sweet taste. It has a big shape and a small kernel with shorter maturation period. It becomes ripe and available in the market in early June. Our waxberry is strictly managed. It has characteristics of short maturation period, and high yield. The fruit looks beautiful from the outside. It’s big, juicy and has a unique taste. The average fruit weight is 21 grams. The highest record weight is 54 grams. Our waxberry abounds in protein, sugar, AHA, calcium, iron, glucose, fructose, citric acid, malic acid and multivitamins. It contains 10.9-14.6% soluble solids, 0.97% titratable acid, 15.23 mg vitamins per 100 g. Dongkui waxberry is a premium quality fruit.
Broccolis are identical with cauliflowers and cabbages in shape and growth habit. They belong to the cruciferae family, brassica rapa genus, cabbage species. Thanks to superb soils and favorable weather conditions, the broccoli in the plantation contains rich and comprehensive nutrition, including protein, carbohydrate, fat, minerals, vitamin C and carotene. Based on analyses, every 100g fresh broccoli blossoms contain 3.5g-4.5g protein, wide varieties of minerals, calcium, phosphorus, iron, potassium, zinc and manganese. The broccoli grown in our plantation is exported to markets overseas, such as Japan, Korea and Russia.
Bamboo shoots are Chinese traditional cooking materials. They are tasty, crispy and have a long history of being part of peoples’ cuisines in China. They abound in protein, amino acid, fat, sugar, calcium, phosphorus, iron, carotene, vitamin B1 and B2 & C. Every 100g fresh bamboo shoots contain 3.28g protein, 4.47g carbohydrate, 0.9g fiber, 0.13g fat, 22mg calcium, 56mg phosphorus and 0.1mg iron. They contain multivitamins and carotene more than twice as much as in Chinese cabbage. As a healthy vegetable, they contain superior protein, lysine, tryptophan, threonine and phenylalanine that are critical to the human body, glutamic acid that is needed for significant protein metabolism, cystine that sustains protein structuring.
Moso bamboos belong to the grass family, phyllostachys genus, and uniaxial scattered type. They are bamboo plants in the shape of evergreen trees with giant culms as high as 20m or above and as wide as 18cm in diameter. Moso bamboos have tall culms and are evergreen for all seasons. They have beautiful looks and are resistant to frigid winters. The bamboo also has high aesthetic and economic values. They are used in paper making, furniture manufacturing, construction and weaving hand craftsmanship.
Description of Growing Conditions of Crops Being Swapped Out
The crop plantations operated by our wholly-owned subsidiary, GAAT, which were swapped out were located in Northwest China Gansu Hexi Corrido, 32°11′42°57′ N, 92°13′~108°46′ E. GAAT’s plantations mostly dwelled in Gansu Hexi Corrido of Northwest China, which was a dry climate and lacks rainfall, with an average yearly temperature between 0~14℃. The average yearly temperature of Gansu Hexi Corrido is between 4~9℃, and Qi Lian mountain areas 0~6℃, with an average yearly precipitation of about 300mm. Precipitations vary widely within the area with a difference of 42~760mm. Rainfall decreases from southeast to northwest with huge seasonal differences, mainly concentrating from June to September. Most of the area is a dry desert climate where crops are very susceptible to disastrous weathers like sandstorm, frost and hail. Agricultural operations have relied on melting glaciers and groundwater for irrigation.
However, due to a great deal of land reclamation in recent years, underground water has been over-drawn, resulting in a substantial decrease of underground water level by more than 20m in ten years. Even though the central government of China as well as local governments has been working to launch a series of ecological restoration policies, forbidding the use of wells to conserve farm land, converting farm land into forests and grassland, the area of arable land is shrinking continuously. Additionally glacier water has been diverted by the government to other non-agricultural areas and uses.
Despite these challenges our company were able to maintain stable revenues and profits in the past few years by using glacier melt water and groundwater, but due to further tightened national ecological restoration policies and continuously worsening farming conditions, we were not able to continue to operate sustainably under these conditions. In order to maintain the company’s future prospects, after extensive research and field work, we decided to swap-in to GAAT, the crops GY, in Southeast China and swap-out GAAT’s low-efficiency agriculture in West China.

The below table sets forth the crops swapped in and the crops swapped out:
Crops being swapped in from GY	Crops being swapped out from GAAT
Broccoli	Wheat
Moso bamboo	Dried corn
Bamboo shoot	Onion
Tangerine	Fruits
Waxberry	Pear
Apricot
Liquorice
Barley
Melon seed
Cotton
Hop
Malt
Potato
Medicago
Cumin
Wolfberry
Beet
Pea
Soybean
Flaxseed
Hybrid corn
Egg

Summary of Factors Driving Swap
The Board of Directors believe that the past agricultural business of GAAT, which was located in West China, was heavily influenced by disastrous weathers like sandstorm, frost and hail and could not produce agricultural products with high added value. The past model was unable to develop into an expandable farming operation yielding high value crops. Also, we would have needed to make large investments in protecting agricultural production from natural disasters such as the construction of sand-fixation forests, artificial precipitation and artificial hail removal equipment. The new crops swapped-in will give a high-efficiency agriculture operation in Southeast China. As a result, the major impact of bad weather conditions of West China will no longer affect our company. While we have been successful in the past by adapting to the conditions, the government’s ecological restoration policies will make it more difficult to support the sustainable development of our company because one of GAAT’s primary water sources will be redirected away from us over a period of years. While we did not see an immediate threat to our operations, in order to support our future growth we believe the Swap is the best strategy.
Moreover, in West China where we formerly operated, the average value per mu is about RMB 2,000 while in Southeast China coastal areas, where the farmlands being swapped in are located, the minimum value is RMB 3,600, and can be as high as over RMB 100,000 per mu.
Financial Terms of Swap
The Swap was a non-currency transaction executed between, GAAT, and, GY, whereby there was an exchange of GAAT’s farmlands by which we mean GAAT’s right to manage and operate the seven companies which hold land use farming rights currently operated by GAAT, for those managed by GY.

Summary of Lease Management Rights Held by GY)
The crop plantations described above which were swapped in were under long-term management lease agreements which entitled our sister company to grow crops on the land and realize any profits from the sale of the crops for periods and for the one-time up-front lease payments made by, GY, to the lessors of the land as summarized in the following table:
Plantation/crop	Expiration Date of Management Lease	Amount of up-front lease payments made by GY to the lessors
1. Tangerine Plantation (9,200 MU)	Dec. 31, 2039	RMB 184,000,000; USD $29,629,629
2. Tangerine Plantation (16,000 MU)	Dec. 31, 2039	RMB 320,000,000; USD $51,297,790
3. Broccoli Plantation (24,000 MU)	Dec. 31, 2039	RMB 240,000,000; USD $58,647,342
4. Moso Bamboo Plantation (13,000 MU)	Dec. 31, 2039	RMB 10,200,000; USD $1,643,512
5. Waxberry Plantation (9057 MU)	Dec. 31, 2039	RMB 180,000,000; USD $28,985,507

In order to implement the swap-in, our parent corporation and, GY, have caused the land lessors of the agricultural properties described above to enter into new lease management agreements directly with GAAT which agreements were effective upon completion of the Swap on December 29, 2015. The following is a summary of the lease management agreements which were entered into by GAAT and the land lessors pursuant to which GAAT is entitled to all the profits earned from farming these properties for the lease term, for no additional payments to the land owner beyond those which GY already paid when it originally was granted the lease management rights:
Plantation Crop	Party From Whom We Are Receiving Lease Management Rights	Expiration of Term of Lease Management Rights
1. Tangerine Plantation (9,200 MU) C	Linhai City Tengfei Fruit & Vegetable Professional Cooperative	12/31/2039
2. Tangerine Plantation (16,000 MU) C	Linhai City Sitian Fruit & Vegetable Professional Cooperative	12/31/2039
3. Broccoli Plantation (24,000 MU) A	Linhai City Sitian Fruit & Vegetable Professional Cooperative	12/31/2039
4. Moso Bamboo Plantation (18,000 MU) B	Taizhou City Huang Yan Hou Ao Asparagus and Bamboo Professional Cooperative	12/31/2039
5. Waxberry Plantation (9,057 MU) B	Xianju County Xiajing Golden Plum Farming and Breeding Professional Cooperative	12/31/2039

Summary of Contract Terms of the Lease Management Rights GAAT Acquired Directly Formerly Held by GY:

●
GAAT is entitled to the profits from managing the property and from the crops grown on the property.
●
GAAT may build production and living facilities on the land for purposes of producing the crops and housing any necessary farmhands on the property.
●
GAAT may not use the land for non-agricultural purposes.
●
GAAT may not re-lease the land to a third party or transfer the management rights to a third party.
●
At expiration of the lease management term, GAAT will be required to clean up all ground facilities and installations on the land.
INTERESTS OF CERTAIN PERSONS IN THE Swap TRANSACTION
Our Chairman, Ye Dong, is the Executive Director of our parent corporation, Gansu Yasheng Salt Chemical Industrial Group. Mr. Dong as a result of his affiliation with our parent corporation may be deemed to control 83.25% of our shares. GY, is wholly-owned by our parent corporation, Gansu Yasheng Salt Chemical Industrial Group. See "Security Ownership of Certain Beneficial Owners and Management."

INTELLECTUAL PROPERTY
Patents
The following Chinese patents were material to protecting our products and processes in the business we previously constructed before the Swap. Chinese patents have a term of 20 years.
Patents
Title	Pat. #	Issued
Granular sodium sulfide production process	ZL03152783 .3	1/18/2006
A medicinal recombinant human lysozyme fusion gene and access to the methods of the drug protein	ZL03100582.9	6/1/2005
Foot and mouth disease vaccine by recombinant
Protein gene expression in the establishment of
Livestock disease foot and mouth disease virus detection antibody technology	ZL03100579.9	6/1/2005
Access to vaccine used in the production of
Foot-and-mouth rape chloroplast transgenic plants	ZL01145166.1	7/27/2005
A cloning vector to produce the treatment of
Microbial disease gene vascular endothelial
Growth factor-2 drugs naked DNA	ZL03100580.2	11/2/2005
Preparation method of natural carotene	ZL95 1 15709.4	12/3/1999
Punching with inlay-style flat-type water dropper	ZL2004 2 0085127	11/9/2005
Bored potent type inlay bonded with a flat-type water dropper	ZL2004 2 0085126.5	11/9/2005
Bored with inlay-style flat-type water dropper	ZL2004 2 0085125.0	11/9/2005
Punching-type bond with the powerful flat- type water dropper	ZL2004 2 0085128.4	11/9/2005
The above patents were transferred to our sister company, GY, in conjunction with the Swap and are no longer necessary for growing the crops we are focused on post-Swap. However, in the event our agronomy personnel deem such patents necessary or useful, GY will provide us with a non-exclusive royalty free license to such patents.

Trademarks
We own eight PRC registered trademarks, “YASHENG”, “TIAO SHAN”, “XIA HE QING”, “LV JIA”, “XING WEI”, “LIN DAN”, “TING TAP”, “TAI YU” “ JIUAN” “ANGEL STAR”, except for “YASHENG” and “SILVER STAR” which we retained, the other trademarks were transferred to GY in conjunction with the Swap, as they were no longer relevant to us.
EMPLOYEES
As of December 31, 2015, we had over 10,000 employees. The majority of employees are based in China, and approximately 9 employees or contract employees are based in our U.S. headquarters. Some of our employees in China are members of a labor union. Among all the employees, approximately 59% employees are farm workers, 14% employees are salespeople, 8% employees are management staff, and 19% are technical staff.
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
●
Employee Welfare Fund. An amount equal to 14% of payroll is set aside by the Company for standard employee benefits.
●
Open Policy Pension. We pay to national and community insurance agents an amount equal to 20% of payroll. This insurance continues to cover the employee subsequent to retirement
●
Unemployment Insurance. We pay to the national employment administration entities an amount equal to 1% of payroll. Any dismissed employee thereby receives a specified amount of Family-support funds for a designated period.
●
Housing Surplus Reserve. We pay to the national housing fund administrative entities an amount equal to 10% of payroll for deposit into the employees’ future housing allowance accounts.
RESEARCH AND DEVELOPMENT
Our research and development of new products was before the Swap primarily conducted through Yasheng Academy of Sciences and Yasheng Research Institute of Agricultural Technology, as well as several pilot and testing and training programs within our operations. Yasheng Academy of Sciences and Yasheng Research Institute of Agricultural Technology are quasi-governmental entities that assist in the development of food products promote the development of the region. Yasheng Academy of Sciences and Yasheng Research Institute of Agricultural Technology are funded approximately 80% by the Company and the balance by the Chinese government.

Post-swap we have determined that we can have greater access to agricultural scientific research by cooperative relationships with the provincial Bureau of Agriculture and to state owned universities whose funding is broader based that that of the Yasheng Research Institute of Agricultural Technology or the Yasheng Academy of Sciences.
QUALITY CONTROL ASSURANCE
Food Quality, Safety, and Management Controls Quality Control
Food quality, safety, and management controls are of primary importance to us. We have established quality control and food safety management systems for all stages of our business, including raw material sourcing, producing, packaging, storage and transportation of our products.
Most of our products have been certified “green food” by national standards. Standards of quality and safety of agricultural products include the whole process of agricultural production. They are standards of agricultural products varieties, as well as the environmental standards of manufacturing location, production and processing technical specifications, product classification, safety and hygiene, packing, storage and transit. We have been implementing and practicing “The Food Safety Law of the People’s Republic of China,” and incorporating international standards and procedures to meet the quality and food safety requirements of many markets.
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
●
Physical inspection is done utilizing many methods such as anti pest nets, light and other traps, sticky boards, and other techniques to minimize where pests and disease can flourish.
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
Storage and Distribution
Our diverse product portfolio requires little storage accept for short term storage. We have also established cold and dry storage facilities for products that have those demands. All facilities are regularly inspected and follow PRC and ISO standards for cleanliness, organization, and safe working environment. Quality control measures implemented by the production and technical management team continue all the way until the product is delivered to the customer desired location. These procedures are recorded in reports and filed for upper management.

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
REGULATORY ISSUES AND POLICIES
Since substantially all of operations are based in China, we are regulated by all levels of governments of the People’s Republic of China, including central government, provincial government, and local governments. We are generally subject to state, local laws and regulations relating to the business, environment, health, and safety. Specifically, we are subject to the following:
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
●
Law of the People’s Republic of China on the Prevention and Control of Water Pollution
●
Law of the People’s Republic of China on Scientific and Technological Progress
●
Energy Conservation Law of the People’s Republic of China

Regulations Relating to Business
Before the Swap our operations were conducted through our subsidiaries which are subject to the laws of People’s Republic of China. The practical effect of the People’s Republic of China’s legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the accounting laws and regulations of the People’s Republic of China mandate accounting practices which are not consistent with U.S., Generally Accepted Accounting Principles. China’s accounting laws require that an annual “statutory audit” be performed in accordance with People’s Republic of China’s accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the “United Nations’ Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).” Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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
ITEM 1A - RISK FACTORS
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

Before the Swap our agricultural operations were concentrated in Gansu Province. This area is subject to occasional periods of drought. Crops require water in different quantities at different times during the growth cycle. The limited water resource at any given point can adversely impact production. Although we deployed drip irrigation systems for its crops, the uncontrollable weather conditions may affect our agricultural productions.
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
Our earnings may be affected by seasonal factors, which may cause the sale price of our products to fluctuate throughout the year, including:
●
the seasonality of our supplies and consumer demand;
●
the ability to process products during critical harvest periods; and
●
the timing and effects of ripening and perishability.

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
Macroeconomic policy.
Our development may be subject to multi-objective policies such as national fiscal, monetary, investment and price policies.
Natural Disasters.
Agricultural production is vulnerable to the formidable natural conditions such as wind damage, cold snap and drought, with crop yields prone to volatility.

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
●
changes in overseas economic conditions,fluctuations in currency exchange rates,
●
potentially weaker intellectual property protections,
●
changing and conflicting local laws and other regulatory requirements,
●
trade agreements,
●
political and economic instability,
●
war, acts of terrorism or other hostilities,
●
potentially adverse tax consequences, or
●
Difficulties in staffing and managing foreign operations.
Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses.
The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China’s central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Any material change in policy by the Chinese government could adversely affect investments in our business operations.

As a developing nation, China’s economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, legal recourse, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the PRC government will emphasize greater utilization of market forces. For example, on March 14, 2004, an amendment to the PRC Constitution was ratified to protect private property, although private business will officially remain subordinate to state-owned companies, which are the mainstay of the PRC economy.

Although the PRC government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, we are unable to assure that:

●
We will be able to capitalize on economic reforms;
●
The PRC government will continue its pursuit of economic reform policies;
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
Over the last few years, China’s economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the PRC government recently has taken measures to curb this excessively expansive economy. These measures have included revaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, and limited recentralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the PRC economy. The PRC government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects of our markets. In 2015 Chinese GDP growth slowed and may further decline, resulting in a decline in domestic demand for our products.
Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our PRC operations. Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of supplies, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the government’s ability to continue with its reform. Accordingly, there can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the PRC government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.
To date, reforms to China’s economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future. However, we cannot assure you that, under some circumstances, the government’s pursuit of economic reforms will not be restrained or curtailed.

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
In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in China. However, China’s system of laws is not yet comprehensive. The legal and judicial systems in China are still under development, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China’s legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of PRC laws may shift to reflect domestic political changes. The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in PRC enterprises. We cannot assure that a change in leadership, social or political disruption, or unforeseen circumstances affecting China’s political, economic or social life will not affect the Chinese government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.
Restrictions under People Republic of China law on our People’s Republic of China subsidiaries ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.
Substantially all of our revenues are earned by our People’s Republic of China subsidiaries [Query post-split]. However, People’s Republic of China regulations restricts the ability of our People’s Republic of China subsidiaries to make dividends and other payments to their offshore parent company. People’s Republic of China legal restrictions permit payments of dividend by our People’s Republic of China subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with People’s Republic of China accounting standards and regulations. People’s Republic of China laws and regulations allow each of our subsidiaries to allocate at least 10% of our annual after-tax profits determined in accordance with People’s Republic of China GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Payment to the statutory general reserve fund is at our discretion. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.
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
The price of our common stock may be affected by a limited trading volume and may fluctuate significantly. There has been a limited public market for our common stock and we cannot assure you that an active trading market for our stock will develop or if developed, will be maintained. The absence of an active trading market may adversely affect our stockholders’ ability to sell our common stock in short time periods, or possibly at all. In addition, we cannot assure you that you will be able to sell shares of common stock that you have purchased without incurring a loss. The market price of our common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. In addition, the market price for our common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.
We are controlled by our principal shareholders.
As of December 31, 2015, approximately 83% of our shares of outstanding common stock were held by our parent corporation Gansu Yasheng Salt Chemical Industrial Group, Ltd. We expect our principal shareholder to continue to use its interest in our common stock to direct our management, to significantly influence the election of our entire board of directors, to determine the method and timing of the payment of dividends also limited by debt covenants, to determine substantially all other matters requiring shareholder approval and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the common stock at a premium over their market price and may otherwise adversely affect the market price of the common stock. In addition, Gansu Yasheng may affect certain corporate transactions such as a merger without seeking the other shareholders approval.

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
As a U.S. public company we have incurred a substantial amount of accounting, legal, and additional expenses to comply with the reporting requirements under the U.S. securities laws. Our management and the former owners of the businesses we acquired were generally unfamiliar with the requirements of the United States securities laws. A failure to adequately respond to applicable securities laws could lead to investigations by the SEC and other regulatory authorities that could be costly divert management’s attention and disrupt our business. Our current management and other personnel are devoting additional time to these new compliance requirements. These regulations have increased our legal and financial compliance costs and have made administrative cost more expensive. We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to meet these compliance requirements.
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
ITEM 1B - UNRESOLVED STAFF COMMENTS

None
ITEM 2 - PROPERTIES
The following is a description of our significant properties.
United States
Our principal executive office in California is located at 805 Veterans Blvd., #228, Redwood City, California 94063. We lease an office space of 3,000 square feet on an annual basis at a cost of $6,500 per month.
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
We owned before the Swap 2,600 square meters of office building in No. 609, East Binghe Road, Lanzhou City, Gansu Province, 3,670 square meters of commercial building in Jiuquan City, Gansu Province.
Our operating subsidiaries before the Swap had over 300,000 acres of land, with land use rights for 70 years. This includes 65,000 acres are being used for cultivation of crops and has been in use for 35 years. The land use rights were renewable at the end of the each period. This land is spread out from one end of Gansu Province to the other within the eight companies. For description of the Swapped-in properties see “Description of Farmlands being Swapped In.”
Gansu Tiaoshan Group Co., Ltd., as subsidiary, owned 1,342 square meters of office building in Yitiaoshan Town, Jingtai County, Gansu Province, 87,342 square meters of area for production and processing, 60,000 acres of land includes such as distillery, woolen jumper factory, cement factory, preserved fruit factory, honey factory, chicken farm, orchard, plantation and ranch, and cultivates.
Gansu Xiaheqing Industrial Group Co., Ltd., as subsidiary, owned 3,670 square meters of large department store in Jiuquan City, Gansu Province, 70,000 acres of land includes malt processing factory and hops processing factory, and cultivates.
ITEM 3 - LEGAL PROCEEDINGS
During the normal course of business, we or our subsidiaries may be engaged in legal proceedings. The Company does not believe that such legal proceedings, if any, will have a material adverse effect financially or on its operations.
ITEM 4 - REMOVED AND RESERVED

PART II
ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted for trading on the OTCQB (OTC Markets Inc.) under the symbol “HERB”. The following table shows the range of the high and low bid for our common stock as reported by OTCQB for each quarterly period within the two most recent fiscal years is set forth below:
	Bid Prices
	High	Low
2015
Quarter ended December 31, 2015	$0.51	$0.45
Quarter ended September 30, 2015	$0.52	$0.42
Quarter ended June 30, 2015	$0.74	$0.74
Quarter ended March 31, 2015	$0.58	$0.55

2014
Quarter ended December 31, 2014	$0.85	$0.54
Quarter ended September 30, 2014	$1.20	$0.72
Quarter ended June 30, 2014	$1.40	$0.75
Quarter ended March 31, 2014	$2.49	$0.35
Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.
Stockholders
As of December 31, 2015, the number of stockholders of record was approximately 346, and approximately 1,000, beneficial owners whose shares are held by banks, brokers and other nominees.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6 - SELECTED FINANCIAL DATA
Not Applicable
ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See `Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. The below discussion describes our pre-Swap operations.
Overview
Yasheng Group (HERB) is a holding company that until December 29, 2015 operated eight [seven?] subsidiaries comprised of twenty operating entities making up a group of leading producers of premium specialty agriculture products in China.
We specialized in developing, processing, marketing, and distributing a variety of food products processed primarily from premium specialty agriculture products grown in Northwest China from six primary agricultural types: Field Crops, Vegetables, Fruits, Special Crops, Seeds and Poultry. We have been producing our premium specialty Agriculture products for over 30 years and with some of our entities for over 40 years, to become the largest most well established agriculture company in Northwest China.
Our best selling products were derived from years of agriculture experience and over the years these products have become widely distributed to high end markets all over China, including Hong Kong, with growing demand internationally. We have established a significant presence in supplying the demand for food products in China with long term contracts and cooperative relationships through our high quality standards. We also have established strategic distribution and processing partners as well as our own distribution and processing capabilities.
Our product offerings until December 29, 2015 were comprised of over 30 agriculture products within six primary product types. Some of our major products include Field Crops: cotton, corns, barley, wheat, flax, alfalfa; Vegetables: onions, potatoes, beet, and peas; Fruit: apples, pears, apricots: Specialty Crops: hops, wolfberries, cumin, liquorices; Seeds: black melon seeds, sunflower seeds, corn seeds, flax seeds, hemp seeds; Poultry: eggs. We also produced many additional fresh fruits and vegetables which we supply to local and provincial markets.
We generated approximately 24.5% of our revenues from field crop based products, 15.1% from vegetable based products, 24.5% from fruits, 20.1% from specialty crops, 13.9% from seeds, and 1.9% from poultry products and the residual from other production until December 29, 2015.
The following discussion of our operating performance is based upon the 2015 financial statements and the agriculture industry within the PRC.
Growth of China’s agriculture industry. China is currently the world’s largest agricultural economy and a leading importer and exporter of agricultural products. China’s agricultural sector continues to change as it responds to the rising and increasingly sophisticated demands of domestic and foreign consumers, adapts small-scale farm structure to global food markets, and competes with other sectors for labor, investment capital, and scarce land and water resources. We believe agriculture product consumption in China will continue to grow due to increased affordability of agriculture processed products in concert with China’s economic growth and increased health and wellness consciousness. We expect these factors to continue to drive industry growth, especially in our primary markets. Such growth will not only increase the overall market size for processed products, but will also greatly benefit companies such as ours that are well positioned to sell into these markets.

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
High-tech Agriculture. Until December 29, 2015 we owned the land use rights to over 115,000 acres of farmland that were cultivated using the latest scientific technologies to produce a wide variety of agricultural products. In addition we have invested in several new hi-tech industrial projects including the introduction of the most advanced and expansive drip-irrigation system, through a joint venture with Netafim a global manufactures advanced drip irrigation systems and GanSu Yasheng Industrial Group. The facility has an annual capacity of 120 million meters, all of which is carried out according to Netafim technical standards. The facility offers irrigation systems and related technology that aid in the optimization of water and fertility of crops, which increases yields while lowering production costs. [Update to post-Swap]
Apart from farming, we operated processing plants that produce super grade malt and granulated hops in large volume which we supply for leading brewers in China with long term supply contracts, including Tsingtao Beer, Yanjing Beer and Zhujiang Beer.
The shift from traditional farming to modem, hi-tech precision agriculture is expected to make us the largest, high efficiency agriculture base in China.
Product Offering and Pricing. Agriculture products have been and are expected to remain our primary product base. We are a national strategic commodity supplier for China and continue to expand into high end markets with quality agriculture products. Our product pricing remains competitive principally because of our vast amount of resources, available low cost labor, high tech agriculture practices, and long standing relationships with our customers. In the future we plan to continue to focus on higher margin deep processed products and have begun implementing a strategic plan to expand our product line with by-products from our core cultivated agro raw materials such as hops extract, flavorings, deep potato processing, organic fertilizers, animal feeds, eco-friendly pesticides, and bio energy. The gross margins for our agriculture products for the years ended December 31, 2015 and 2014 were approximately 13% and 12.8%, respectively.
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
Cement manufacturing business segment. Included in our consolidated financial statements are results from the Company’s cement manufacturing business operations. For the years ended December 31, 2015 and 2014, this business contributed less than 1% of total consolidated sales for either year. The business volumes of this segment have been and are expected to continue to remain relatively constant and are not significant to warrant separate segment reporting.
Effects of inflation. Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in agriculture products and continually maintain effective cost control in operations.

Results of Operations
	Year Ended		Year Ended
	December 31, 2015		December 31, 2014

	Dollars	% of Sales	Dollars	% of Sales
	(000’s)		(000’s)
Net Sales	$938,896,315	100.0%	$1,012,135,672	100.0%
Costs of Goods Sold	819,738,022	87.31%	869,280,442	85.89%
Gross profit	119,158,293	12.69%	142,855,230	14.11%
Sales and marketing expenses	1,821,252	0.19%	1,792,470	0.18%
General and administrative expenses	4,233,579	0.45%	4,147,498	0.41%
Interest expense	573,214	0.06%	666,613	0.07%
Other income	654,283	0.07%	686,436	0.07%
Net income	$111,875,965	11.92%	$136,935,085	13.53%

The functional currency of our operations is the Chinese RMB which is being reported in US Dollars for financial statement reporting purposes. The results of operations reported in the table above are based on an average exchange rate of 6.4767 RMB to $1 US for the year ended December 31, 2015 and an average exchange rate of 6.1190 RMB to $1 US for the year ended December 31, 2014.
Net Sales. We generate sales from our farm and side line products. Net sales for the year ended December 31, 2015 decreased $ 73,239,357 or 7.24% % to $ 938,896,315 as compared to $ 1,012,135,672 for the year ended December 31, 2014. The devaluation of the RMB compared to the US Dollar negatively impacted net sales and gross profit.
Cost of Goods Sold. Our cost of goods sold consists primarily of the costs of raw materials, labor, and overhead. Cost of sales for the year ended December 31, 2015 decreased by $ 49,542,420, or 5.70%, to $ 819,738,022 from $ 869,280,442 for the year ended December 31, 2014.
Gross Profit and Gross Margin. Our gross profit for the year ended December 31, 2015 decreased $ 23,696,937 or 16.59% to $ 119,158,293 million from $ 142,855,230 for the year ended December 31, 2014.
Sales and Marketing Expenses. Our sales and marketing expenses for the year ended December 31, 2015 increased by $ 28,782, or 1.61% as compared to the prior year ended December 31, 2014 due principally to management's continued emphasis on cost control.
General and Administrative Expenses. Our general and administrative expenses for the year ended December 31, 2015 decreased by $ 86,081 as compared to the prior year ended December 31, 2014, due principally to management's continued heightened focus on controlling costs. Interest Expenses and Other Income. Our interest expense was reduced to $ 573,214, and other income increased to $ 654,283, respectively for the year ended December 31, 2015.
Accounts receivable, net: The Accounts Receivable, net ending balance was $ 876,763, at the beginning of the year it was $ 112,094,824, giving a decrease of 99.22%. This increase is mainly due to the rising prices of the current period and the results of the conversion of exchange rate movement.
Inventories: The Inventory ending balance was $ 1,251,007 compared to $ 341,756,253 for the year ended December 31, 2014. This gives a decrease of 99.63% which was mainly due to decreasing prices, the result of the conversion exchange rate, and the decreases in chemical fertilizers, pesticides, seed reserves and food prices continued to rise, decreasing inventory will decrease revenues. Furthermore, the decrease in prices, caused by decreased product costs, also resulting in decreased inventory costs.

Property, plant and equipment, net: The ending balance of property, plant and equipment was $ 10,223,600; the beginning balance was $ 905,268,722, increasing by 1.09%.
Construction in progress: Construction in progress has an ending balance of $ 29,205,254 and the beginning balance of $ 6,960,289. This was an increase of 3.11%.
Accounts payable and accrued expenses: The accounts payable and accrued expenses ending balance was $ 76,787, increasing by 0.01%
Liquidity and Capital Resources
Cash generated from operation is our primary source of operating liquidity and we believe that internally generated cash flows are sufficient to support day-to-day business operations. Our working capital management team actively monitors the efficiency of our balance sheet under various macroeconomic and competitive scenarios. These scenarios quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity, both domestically and internationally, to support our acquisition and investment strategy, and other corporate needs. We utilize external capital sources, such as long-term notes and structured financing arrangements, and short-term borrowing, to supplement our internally generated sources of liquidity as necessary. The following table provides information about our net cash flows for the financial statement periods presented in this report (amounts in thousands of U.S. Dollars), including the two days of post-Swap cash flows.
	Year Ended December 31,
	2015	2014
Net cash provided by operating activities	$321,031,922	$68,077,311
Net cash used in investing activities	(324,337,031)	(61,920,730)
Net cash used in financing activities	2,068,428	(5,900,285)
Cash and cash equivalents at beginning of the period	11,907,242	11,337,958
Cash and cash equivalents at end of period	1,397,324	11,907,242

Net cash provided by operating activities was $321,031,922 for fiscal year 2015 as compared to $68,077,311 for fiscal year 2014. Net cash provided by operating activities was higher during the current year in relation to the prior year principally because of increases in net sales and reductions in the amount of account receivables outstanding. Net cash used in investing activities was $-324,337,031 for fiscal year 2015 as compared to $-61,920,730 in fiscal year 2014. The increase was attributed to assets purchase. Net cash used in financing activities was $2,068,428 for calendar year 2015 compared with $-5,900,285 for calendar year 2014. The increase was attributed to more debt repayment during the current year as compared to the previous year.
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
Key Performance Metrics — Our cash conversion cycle for fiscal year ended December 31, 2015 [deteriorated] from the fiscal year ended December 31, 2014. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

	Fiscal Year Ended
	2015	2014	2013
Days of sales outstanding(a)	38	38	37
Days of supply in inventory(b)	50	50	50
Days in accounts payable(c)	25	25	25
Cash conversion cycle	63	63	62

(a)
Days of sales outstanding (“DSO’) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent yearly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current year (360 days).

(b)
Days of supply in inventory (“DSI”) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current year (360 days).

(c)
Days in accounts payable (“DPO’) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current year (360 days).

The DSO increased 1 day, the DSI [increased] 0 days, and the DPO [increased] 0 days in 2015 compared to 2014, this main due to the price of materials and finished goods rise up greatly in 2015, and we purchase our materials mainly in the first half year, and harvest and sell most of our products in the second half. We updated the contracts with our vendors and customers in the second half year, so the price of materials and products were flat in the first half year And these make the DSI increased greatly but the DPO decreased greatly.
The main work of the board of directors within the year is as follows:
(a)            Set up the Company’s strategy orientation of “Taking modernization of agriculture as the direction, professional company group as a profit center, relying on the resources superiority, strengthening and expanding special advantage agricultural products”. The company will give a full play to its advantages in resources, breaking the regional boundaries, implementation of assets optimization and restructuring, and industrial management, strive to develop quality high-efficiency agriculture. Integrate the processing abilities of those products and industries with characteristic superiority, strong market competitiveness, high economic efficiency and market share reaching a certain scale, such as hops, seed potatoes etc., Reform of internal management system and shift operation mechanism so that the product quality and yield will be improved, which enhances the competitiveness of our advantageous industries in the market.
(b)            Utilize a variety of financing methods to ensure smooth operations of our funds, which can effectively connect our capital chain and unify our cash flow. Take on a way of a combination of normal long-term loans and short-term loans which ensures that the continued access to funds is spent effectively. In particular, since 2011, all the audited statements have appeared in the filings with the SEC, which has made us a public company fully reporting with the SEC, which has opened up new markets for our capitalization operation and product sales, simultaneously it has also injected new vitality for our development.
(c)            Embrace our goals and policy, adjust our actual results to these goals and policies, steadily promote the progress of our subsidiaries’ construction projects, make full use of the central and local government’s policies to strengthen agriculture and benefit farmers, and combining with own industry development requirements, by the approval by the first meeting of our third provisional board of directors, implement the beef cattle breeding project, expand the farming project, and purchase of mining project, investment in biotechnology R & D projects, among which the investment of the conversion of desolated land to arable land has been completed.
(d)            strengthen the management, implement new rules and regulation when necessary and appropriate, gradually standardizing our operation. First, in strict accordance with the provisions of “Company Law of the People’s Republic of China” and “Securities Law of the People’s Republic of China”, based on the original and according to our new development requirements, and further improve our management systems, standardize our operations to enhance our ability to control. Secondly, strengthen the company’s operating management. By refining and improving the management objectives responsibility, we will endeavor to successfully complete of our annual business objectives.

From the macroeconomic situation, the development of the world economy is entering an adjustment and transformation period, the impact of the financial crisis will continue to be quite a long time, the change of domestic and international economic situation will bring greater fluctuations to agricultural products’ production, processing, import and export, consumption etc. The uncertainties of the policies such as domestic inflation expectation, credit squeeze, which will also exert a measure of influence over our operations. Simultaneously, agriculture, as the foundation of the national economy, the agricultural production enterprises are still the key area the State strongly supports, and the State’s changes and guidance to agricultural policies may also exert direct and uncertain influence over our operations.
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
(b) We are an Agricultural Industrial Leading Enterprise by ways of publishing policies such as interest subsidies, and tax preferences. By encouraging the development of leading agricultural enterprises, the State leads agriculture to develop in the direction of going to scale, industrialization and modernization.
(c) China attaches great importance to application of water-saving irrigation technology in agriculture, and for that reason, it will also vigorously support the development of water-saving irrigation industry in respect to industrial policy and funding.
(d) We are rich in land resource. In recent years through the measures of transformation of planting base, application of soil technology, implementation of regional and large-scale crop cultivation and introduction of new varieties, and the use of large-scale agricultural operations and intensive management, we has enhanced the level of agricultural industrialization.
(e) As a national agricultural industrialization leading enterprise, our products such as hops and beer barley have a strong brand advantage, the quality of hops has a higher visibility in the international beer brewing industry, and products such as fruit and vegetable have repeatedly won gold and silver awards in Product Exposition of the former Ministry of Forestry.
(f) As a multinational company, we are faced with opportunities and challenges, our targets from a long-term point of view are to exploit overseas markets, strengthen international exchanges and cooperation. As an overseas listed company, we have endeavored to obtain the unique resources superiority, modern leading-edge large-scale agriculture, and industrial development advantages, advantages of modern management systems, and established comprehensive direction and understanding of objective environment and development situations that we are facing. We are in an important strategic opportune period that we hope will lead to our developing our potential. We will face more opportunities, competition will be more intense, situation will be more complex, and there will be new challenges. We must actively seek policies support of national and higher authority, possibly struggling in our goal of becoming a leader in the construction of the modern large-scale agriculture.
2015 board meetings
Board of Directors discussed the company’s accounting policy, changes in accounting estimates, significant accounting errors correction, significant supplemental information omissions and performance announcement in advance, and Accountability measures on some responsible persons and Results of Transaction.
During the reporting period, there are no major changes in accounting policies and accounting estimates, significant accounting errors correction significant supplemental information omissions and performance announcement in advance.
The daily work of the board of directors: 1. board meetings and resolutions, 2.implementation of General Assembly resolution of shareholders; approval of the swap.

Our development strategy
Agriculture
We will strive to grasp the important development strategy for the current period, with the help of the policies to strengthen agriculture and benefit farmers, build up a modern large-scale industrial system of agriculture that is interacting with each other with high-efficiently integrated and highlighting the core competencies. We will compete in the building of China’s major economic area of modem agriculture and efficient ecological economic zone. We will use our resources to attempt to gain agricultural resources superiority, aiming at building a large base, cultivating and supporting large projects and forming a big industry, will seizing the opportunity of industry development and investment, strengthening market research development efforts, adjusting agricultural planting structure, developing all resources, improving the comprehensive utilization efficiency of land resource, establishing a high standard modem agricultural logistics system, enhancing the overall efficiency of the industry, achieving our long term plan and the overall strategy of building the province’s high-quality modern agricultural enterprise group. We will continue to strive to make us become one of the listed companies in agricultural industry in western China with most comprehensive competitiveness and a western modern agricultural construction industry leader. We will also seek to make full use of our advantages, highlighting the advantages of green products in Gansu Province, expand existing and further processing of agricultural products, which we believe will make us an influential domestic and international high-tech agricultural demonstration base and green (organic)products production base. Through the modem processing of agricultural products, continuously embracing forward scientific and technological innovation, actively exploring a variety of businesses, extending the industrial chain, enhancing the status of listed companies and achieving the sustainable development of our subsidiaries, we believe we will create a good return for our shareholders.
In order to strengthen agriculture as the foundation and boom rural economy, we must continue to take comprehensive measures. In the current and subsequent periods, we should make strengthening agricultural infrastructure construction; speeding up agricultural scientific and technological progress, improving the comprehensive agricultural production capacity, as a major and urgent strategic task, which needs our special attention. This is not only the material basis to ensure the national food security, but also the necessary condition to promote farmers' income; is not only an urgent need to solve the current prominent contradictions of agricultural development, but also the sustaining agricultural development strategic choice; is not only a significant policy to promote the development of rural economy, but also the important guarantee to realize social progress. Seizing the key means holding the key of agricultural development; grasping the link can be seen as mastering the fundamental of agricultural modernization; the completion of this work can lay a solid foundation for the rural comprehensive construction for a well-off society.
We need to further arise the enthusiasm of peasants farming grain and the enthusiasm of local government scorn to catch food, on the basis of strictly protect arable land, with an emphasis on strengthening the construction of irrigation and water conservancy, with the goal of promoting scientific and technological progress as a support and improving the service system for security, and strive to make the agricultural material technical conditions improved significantly and obviously improve the land productivity and labor productivity, agricultural comprehensive benefit and competiveness after years of efforts.
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

Angel Star Nutrition LLC. Is a modern state of the art milk powder manufacturer located in Utah, USA. This assures the highest FDA safety standards that the Chinese consumer market demands. Yasheng Group employs over 200 people distributing products through its own extensive nationwide sales and distribution network in China. Our network covers 19 provinces and over 118 cities with approximately 232 distributors reaching a market that is over 500 million Chinese consumers and growing. Angel Star products are created based on specific strict nutritional guidelines and approved by the Chinese government. Angel Star facilities that produce, process and package Angel Star products conform to USDA and FDA, however, we have not yet obtained approval to market Angel Star from the Chinese version of the FDA.

Financial Management

Strengthen financial management to further standardize the operations of the branch offices and subsidiaries. We will seek further standardize the management of the branch offices and subsidiaries in the areas of a listed company’s standard operation, internal control and financial management and enhance training to improve the company’s control and competitiveness.
Off-Balance Sheet Arrangements
As of December 31, 2015 and for the three years then ended, we were not party to transactions, obligations or relationships that could be considered off-balance sheet arrangements and we do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.
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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
All of our revenues and expenses are denominated in RMB. However, we use US dollars for financial reporting purposes. Conversion of RMB into foreign exchange currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Exchange rate fluctuations may adversely affect the value, in US dollar terms, of our net assets and income derived from our operations in the People’s Republic of China.
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
ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements that constitute Item 8 are included at the end of this report beginning on Page F-1.
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A (T). - CONTROLS AND PROCEDURES
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

In our annual report for fiscal year 2011, we concluded our disclosure controls and procedures were not effective because we did not timely file our periodic reports. However, on August 13, 2010 we completed filing our past due periodic reports. What’s more, the company took active actions to remedy its disclosure controls and procedures, including but without limitation to, allocate more management and financial personnel with U.S. GAAP experience and outside financial counsels as well as supporting staff, to maintain and reinforce our internal controls and procedures. We monitor the disclosure controls and procedures through our internal self-assessments program. As a result, our reports have been filed on a timely basis after we finished filing our past due reports. Based on our evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that as of December 31, 2012, our disclosure controls and procedures were effective. However because of the complexity of accounting for the Swap we were not able to file the 2015 10-K timely.
Management’s Annual Report on Internal Control over Financial Reporting.
History
In 2004 Gansu Yasheng Salt Industrial Group established Yasheng Group, a California Corporation to prepare for a listing on a U.S. public exchange, access international markets, and implement the company’s expansion plans.
On July 16, 2004, the Company entered into a stock exchange agreement to acquire Nicholas Investment Company, and subsequently assumed its reporting requirements under the Exchange Act.
Subsequent to the acquisition and pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, we elected to become the successor issuer to Nicholas Investment Company, Inc., for reporting purposes under the Securities and Exchange Act of 1934, and elected to report under the Exchange Act effective July 16, 2004.
Due to a lack of the PCAOB registered auditor, on September 6, 2006, we filed Form 15-12g, required by Rules 12g-4, 12h-3 and 15d-6 of the General Rules and Regulations under the Securities Exchange Act of 1934. As of August 13, 2010 our filings have been current, except for the 10-K for 2015.
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

The Hongxin CPA, an independent registered public accounting fine, has audited the consolidated financial statements of Yasheng Group for the fiscal year ended December 31, 2015, in accordance with the auditing standards generally accepted in the United States of America and with accounting principles generally accepted in the United States of America, and as part of their audit, has issued their report, hereinafter, on the effectiveness of our internal control over financial reporting.
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
Excepted as described above, there were no changes in our internal control over financial reporting during our fiscal year of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. - OTHER INFORMATION
Not Applicable
PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Significant Employees
The following table sets forth the names and ages of our, as of August 29, 2016, directors and executive officers, the principal offices and positions with us held by each person and the date such person became our director or executive officer. There was no arrangement or understanding between any executive officer or director and any other person pursuant to which any person was elected as an executive officer or director. There are no family relationships between any of our directors, executive officers, director nominees or significant employees.
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
Name	Age	Position Held	Date Appointed/Elected
Weihao Cui	44	Chairman, Director, Chief Executive Officer and President	2016
Wang Deng Fu	59	Director and Chief Financial	1998
Zhuang Hai Yun	46	Director, Chief Financial Officer, Secretary and Treasurer	2007, 2016
Wang Xitian	59	Director	2007
He Shurong	60	Director	2007
Wei Lefu	67	Director	2007
Yang Shengniu	56	Director	2008
Wei Tingwu	49	Director	2010
Yang Baoquan	49	Director	2010
Zhang Xinmin	46	Director	2010
Liu Darong	47	Director	2010
Wang Anxue	61	Director	2010

Biographies
Mr. Weihao Cui. Mr. Cui was appointed as a Director and Chairman of the Board of Yasheng Group on August 26, 2016, and as President effective August 11, 2016. Mr. Cui was born on November 11, 1972. He received his master degree in economics from Shandong Finance University in 1998 and is a Senior Economist. Mr. Cui also graduated from Qingdao Technology University in 1995. For the past five years before becoming President of Yasheng Group, Mr. Cui was the deputy general manager of Gansu Yasheng Salt Chemical Industrial Group.
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
ITEM 11 - EXECUTIVE COMPENSATION
Summary Compensation
All of our executive officers and directors who are also our employees receive the employee benefits disclosed under “Employees” under Item 1-Business.
The following table sets forth information regarding all forms of compensation earned by the named executive officers during the fiscal years ended December 31, 2015 and December 31, 2014, respectively.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Dong Ye, CEO	2015	$30,000	$-0-	$-0-	$-0-	$15,000(2)	$45,000
	2014	$30,000	$-0-	$-0-	$-0-	$15,000(2)	$45,000
Wu Meiping, President	2015	$120,000(1)	$-0-	$-0-	$-0-	$-0-	$120,000
	2014	$120,000(1)	$-0-	$-0-	$0-	$-0-	$120,000
Zhuang Haiyun, CFO	2015	$20,000	$10,000	$-0-	$-0-	$-0-	$30,000
	2014	$20,000	$10,000	$-0-	$-0-	$-0-	$30,000
(1) Ms. Wu was entitled to $120,000 per annum but only received $[65,000] during 2015 and 2014.
(2) Mr. Dong receives certain housing, travel and auto allowances in the aggregate amount of approximately $9,000 per year.
Outstanding Equity Awards at Fiscal Year End
None of our named executive officers held any unexercised stock options at December 31, 2015. As of December 31, 2015, there were no outstanding stock awards.
Director Compensation Table
Our directors do not receive cash compensation for their services. Our directors received no compensation during the year ended December 31, 2015 for serving as directors.
Employment Agreements
We have employment agreements with our officers or employees who also serve as directors. Messrs. X. Wang, D. Wang, Wei and Yang and Ms. He each received approximately $12,000 per year paid by Gansu Yasheng for serving as our employees or employees of our subsidiaries.
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2015, on which date there were 157,165,783 shares of common stock issued and outstanding. The information in this table provides the ownership information for:
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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Shares Underlying Convertible Securities(1)	Total	Percent (2)
Directors and Named Executive Officers(3)
Dong Ye (2)	130,842,733	0	130,842,733	83.25%
Wu Mei Ping (4)	10,870,888	0	10,870,888	6.9%
Fu Wang Deng	n/a	0	n/a	n/a%
Hai Yun Zhuang	n/a	0	n/a	n/a%
Wang Xitian	n/a	0	n/a	n/a%
Wei Lefu	n/a	0	n/a	n/a%
He Shurong	n/a	0	n/a	n/a%
Yang Shengniu	n/a	0	n/a	n/a%
Directors and executive officers as a group persons	141,713,621	0	141,713,621	90.15%
5% or more Beneficial Owners
Gansu Yasheng Salt Chemical Industrial Group, Ltd (3)	130,842,733	0	130,842,733	83.25%
(1) Based on 157,165,783 shares of our common stock outstanding as of Dec. 31, 2015.
(2) Unless otherwise indicated, the business address of each of our directors and executive offices is Yasheng Mansion, 105 Qin’an Road, Lanzhou, Gansu, China.
(3) Represents 130,842,733 shares owned by Gansu Yasheng Salt Chemical Industrial Group for which Mr. Zhou serves as legal representative and has voting control.
(4) The address for this beneficial owner is 805 Veterans Blvd., Suite 228, Redwood City, California 94063.

Change in Control
We are unaware of any contract, or other arrangement or provision of our Articles of Incorporation, the operation of which may at any subsequent date result in a change in control of our Company.
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Transactions
Except for the Swap transaction during the past two years, we have not been involved in any transaction in which we were a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.
Parent
Gansu Yasheng is our parent company and controls us by its ownership of approximately 83% of our voting securities. Many of the directors of Gansu Yasheng also serve as our directors. Messrs. X. Wang, D. Wang, L. Wei and S. Yang and Ms. He each received $12,000 paid by Gansu Yasheng per year for serving as our employees or employees of our subsidiaries.
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
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Independent Audit Fees
Audit Fees. Our auditors for the years ended December 31, 2015 and 2014 were Gansu Hongxin, Certified Public Accountants Co., Ltd., Lanzhou, China. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2015 and the review of our quarterly reports for such year amounted to approximately $200,000. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2014 and the review of our quarterly reports for such year, amounted to approximately $200,000.
Audit Related Fees. For the years ended December 31, 2015 and December 31, 2014, we paid $0 and $0, respectively, to Gansu Hongxin for other audit related fees.
Tax Fees. For the years ended December 31, 2015 and December 31, 2014, we paid $0 and $0, respectively, to Gansu Hongxin for tax related fees.
All Other Fees. For the years ended December 31, 2015 and December 31, 2014, we paid 1,300,000 RMB and 1,300,000 RMB, respectively, to Gansu Hongxin for all other fees.
The above-mentioned fees are set forth as follows in tabular form:
	2015	2014

Audit Fees	$200,000	$200,000
Audit Related Fees	$-0-	-0-
Tax Fees	$-0-	-0-
All Other Fees	$-0-	-0-

There have been no non-audit services provided by our independent accountant for the year ended December 31, 2015.
Pre-Approval Policies and Procedures
All audit and non-audit services performed by our auditors must be approved in advance by our audit committee and our Board to ensure that such services to not impair the auditor’s independence from us. Our Board has approved all audit and non-audit services provided by the independent auditors for the fiscal year ended December 31, 2015.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
(1)

(a)(2) Schedules.
All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or the notes thereto.
(a) Exhibits.
(3)

The information required by this Item is set forth in the section of this Annual Report entitled “EXHIBIT INDEX” and is incorporated herein by reference.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 29, 2016	YASHENG GROUP

By: /s/ Weihao Cui
Weihao Cui Chief Executive Officer (Principal Executive Officer)

Dated: August 29, 2016	By: /s/ Zhuang Hai Yun
Zhuang Hai Yun Chief Financial Officer Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: August 29, 2016	By : /s/ Wang Deng Fu
Wang Deng Fu
Director

Dated: August 29, 2016	By: /s/ Wang Xitian
Wang Xitian
Director

Dated: August 29, 2016	By: /s/ He Shurong
He Shurong
Director

Dated: August 29, 2016	By: /s/ Wei Lefu
Wei Lefu
Director

Dated: August 29, 2016	By: /s/ Yang Shengniu
Yang Shengniu
Director

Dated: August 29, 2016	By: /s/ Liu Darong
Liu Darong
Director

Dated: August 29, 2016	By: /s/ Weihao Cui
Weihao Cui
Director

Dated: August 29, 2016	By: /s/ Zhuang Hai Yun
Zhuang Hai Yun
Director

EXHIBIT INDEX
Exhibit No.                                 Description

2.1	Agreement and Plan of Acquisition By and Between Nicolas Investment Company, Inc, and Yasheng Group dated June 13, 2004 (1)
3.1	Articles of Incorporation of YaSheng Group (2)
3.2	Amended and Restated Bylaws of YaSheng Group dated September 24, 2010 (3)
10.1	Agreement dated December 29, 2015 of Assets Replacement Attachment, incorporated by reference to Form 8 filed with SEC on January 5, 2016
10.2
Attachment #1 Agreement dated December 29, 2015 for the Alteration of parties pertaining to Entrusted Management Protocol, incorporated by reference to Form 8-K filed with SEC on January 5, 2016 including Agreement dated September 22, 2015 for the Circulation of Land Contracted Management Right of the Linhai City Tengfei Fruit & Vegetable Professional Cooperative in the above 8-K; Agreement dated September 22, 2015 for the Circulation of Land Contracted Management Right of the Linhai City Sitian Fruit & Vegetable Professional Cooperative in the above 8-K; Agreement dated September 22, 2015 for the Circulation of Land Contracted Management Right of the Linhai City Sitian Fruit & Vegetable Professional Cooperative in the above 8-K; Agreements dated September 22, 2015 for the Alteration of parties pertaining to the Agreement of Circulation of Land Contracted Management Right for the 9200 and 1600 mu Tangerine Plantation, dated September 22, 2015; Agreement for the Alteration of parties pertaining to the Agreement of Circulation of Land Contracted Management Right for 24,000 broccoli plantation, dated September 22, 2015, in above 8-K; Agreement for the Alteration of parties pertaining to the Agreement of Circulation of Land Contracted Management Right for the 13,000 mu bamboo farming, dated September 22, 2015, in above 8-K; Agreement for the Alteration of parties pertaining to the Agreement of Circulation of Land Contracted Management Right for 9057 mu plum farming, dated September 22, 2015; Agreement dated September 22, 2015 for the Circulation of Land Management Right of the Taizhou City Huang Yan Hou Ao Asparagus and Bamboo Professional Cooperative in above 8-K; Agreement dated September 22, 2015 for the Circulation of Land Contracted Management Right of the Xiangju County Xiajing Golden Plum Farming and Breeding Professional Cooperative, in above 8-K.

10.3	Agreement for the Circulation of Land Contracted Management Right between our wholly-owned subsidiary, Gansu Asia-America Trade Co., Ltd. and:
● Linhai City Tengfei Fruit & Vegetable Professional Cooperative Tangerine Plantation (9,200 MU)
● Linhai City Sitian Fruit & Vegetable Professional Cooperative Tangerine Plantation (16,000 MU)
● Linhai City Sitian Fruit & Vegetable Professional Cooperative Broccoli Plantation (24,000 MU)
● Taizhou City Huang Yan Hou Ao Asparagus and Bamboo Professional Cooperative Moso Bamboo Plantation (18,000 MU)
● Xianju County Xiajing Golden Plum Farming and Breeding Professional Cooperative Waxberry Plantation (9,057 MU)

Incorporated by reference to Form 14C, Exhibit 2 thereto, filed with SEC, December 4, 2015.

23.1	Consent of Gansu Hong Xin Independent Registered Accounting Firm
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
36	Charter of the Compensation Committee (4)
37	Charter of the Corporate Governance and Nominating Committee (4)
99.1	Charter of the Audit Committee (4)

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

December 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yasheng Group:
We have audited the accompanying consolidated balance sheets of Yasheng Group and its subsidiaries (the “Company”) as of December 31, 2015, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yasheng Group and its subsidiaries as of December 31, 2015, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Gansu Hongxin Certified Public Accountants Co., Ltd.
Lanzhou, China
March 18, 2016

YASHENG GROUP
CONSOLIDATED BALANCE SHEETS

	December 31,2015	December 31,2014	December 31,2013
Current assets
Cash and cash equivalent	1,397,324	11,907,242	11,337,958
Accounts receivable	876,763	112,094,824	103,061,683
Inventories	1,251,007	341,756,253	318,980,143
Prepayments	2,829,709	4,070,937	4,400,112
Deferred income tax assets
Other receivables	111,875,965
Total Current Assets	118,230,768	469,829,256	437,779,896

Non-current assets
Long-term investments		209,941	210,702
Property, plant, and equipment	10,223,600	905,268,722	848,678,908
Construction in progress	29,205,254	6,960,289	7,083,472
Intangible assets	100,666,123	1,097,762,161	1,057,082,947
Deferred income tax assets
Total Assets	258,325,745	2,480,030,368	2,350,835,925

Current Liabilities
Accounts payable	17,353	27,402,889	31,495,004
Accrued employee compensation and benefits	59,434
Current maturities of long-term debt
Other current liabilities	22,559	9,772,770	12,467,223

Long-term Liabilities
long-term debt	45,666,684	21,073,928	24,573,824
Obligations under capital leases
Deferred income tax liabilities
Other non-current liabilities
Total Liabilities	45,766,030	58,249,587	68,536,050

Stockholder’s equity
Shares issued and outstanding	157,165,783	155,097,355	155,097,355
Additional paid-in capital
Other comprehensive income	-56,482,033	445,988,809	443,442,989
Retained earnings	111,875,965	1,820,694,617	1,683,759,531
Total stockholders’ equity	212,559,715	2,421,780,781	2,282,299,875
Total Equity & Liabilities	258,325,745	2,480,030,368	2,350,835,925

The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP CONSOLIDATED STATEMENTS OF OPERATIONS

	2015	2014	2013
Net sales	938,896,315	1,012,135,672	1,011,323,630
Cost of goods sold	819,738,022	869,280,442	867,845,745
Gross profit	119,158,293	142,855,230	143,477,886
Operating expenses:
Sales and marketing	1,821,252	1,792,470	2,009,990
General and administrative	4,233,579	4,147,498	4,725,345
Total operating expenses	6,054,831	5,939,968	6,735,335
Operating profit	113,103,462	136,915,263	136,742,550
Interest expense	573,214	666,613	937,163
Other income (expense ）	654,283	686,436	688,106
Income before income tax expense	111,875,965	136,935,085	136,493,493
Income tax expense
Net income	111,875,965	136,935,085	136,493,493
Basic earnings per share	0.71	0.88	0.88
Weighted average number of shares	157,165,783	155,097,355	155,097,355
The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance as of December 31, 2012	155,097,355	1,547,266,038	388,404,930	2,090,768,323
Net income		136,494,493		136,493,493
Foreign currency translation			55,038,059	55,038,059

Balance as of December 31, 2013	155,097,355	1,683,759,531	443,442,989	2,282,299,875
Net income		136,935,085		136,935,085
Foreign currency translation			2,545,820	2,545,820

Balance as of December 31, 2014	155,097,355	1,820,694,617	445,988,809	2,421,780,781
Net income		111,875,965		111,875,965
Foreign currency translation			-28,457,797	-28,457,797

Asset replacement loss		-1,877,176,650	-417,531,012	-2,294,707,662
Equity Change	2,068,428			2,068,428
Balance as of December 31, 2015	157,165,783	55,393,932		212,559,715
The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
	2015	2014	2013
Operating activities:
Net income	111,875,965	136,935,085	136,494,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,369,671	12,939,730	13,069,959
Allowance for doubtful accounts	1,334,186	930,389	437,993
Changes in assets and liabilities:
Accounts receivable	(111,218,061)	(18,645,061)	(8,777,416)
Inventories	340,505,246	(60,257,469)	(84,654,827
Prepaid and other current assets	1,241,228	(313,284)	(314,671)
Accounts payable	(27,385,536)	(3,969,142)	(5,024,141
Tax payables		(84,632)	(64,903)
Accrued expenses and other current liabilities	(9,690,777)	(84,873)	(72,237)
Net cash provided by operating activities	321,031,922	68,077,311	51,093,250

Investing activities:
Purchase of assets	(324,337,031)	(61,920,730)	(43,779,419)
Investments
Net cash used in investing activities	(324,337,031)	(61,920,730)	(43,779,419)

Cash flows from financing activities:
Issuance of common stock	2,068,428
Dividens paid
Payment on land lease		(3,411,143)	(4,420,607)
Increase (decrease) in debt		(2,489,142)	(3,932,423)
Net cash provided by financing activities	2,068,428	(5,900,285)	(8,353,030)

Effect of exchange rate change on cash and cash equivalents	(9,273,237)	312,988	1,396,772

Net increase (decrease) in cash and cash equivalents	(10,509,918)	569,284	357,574

Cash and cash equivalents at beginning of period	11,907,242	11,337,958	10,980,384
Cash and cash equivalents at end of period	1,397,324	11,907,242	11,337,958

Supplemental disclosures:
Cash paid for interest	758,803	666,613	937,163
Cash paid for income taxes
The accompanying notes are an integral part of these consolidated financial statements.

YASHENG GROUP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	December 31,2015	December 31,2014	December 31,2013

Net income	111,875,695	136,935,085	136,493,493

Other comprehensive income:

Foreign currency translation adjustment	-9,273,237	2,545,820	55,038,059
Total other comprehensive income	-9,273,237	2,545,820	55,038,059

Total comprehensive income	102,602,458	139,480,905	191,531,552
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
(c)            Business combination
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
Types of PPE	Depreciation period	Residual rate(%)
Buildings and improvements	30	1
Machinery and equipment	5	3
Transportation	10	3
Office equipment and others	5	3

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
(k)            Intangible assets
Intangible assets consist of 30 years use right of Fruit vegetable franchise baseand are recorded at cost. The cost of fruit vegetable franchise base use right was amortized over 20 years using the straight-line method.
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
The spot exchange rate and averaged exchange rate are listed below:
December, 31, 2015	Averaged exchange rate
6.4936	6.2284

Yasheng Group
Notes to Consolidated Financial Statement
2.            Summary of significant accounting policies - continued
(o)            Income taxes
According to China's national tax policy, Yasheng Group and its all agricultural branches will gain China’s national tax authority for tax exemption.
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
The number -56,482,033 of other comprehensive income is due to the foreign currency translation.
(s)            Value added tax (VAT)
According to China's national tax policy, Yasheng Group and its all agricultural branches will gain China’s national tax authority for tax exemption.
(t)            Recently Issued Accounting Standards

Yasheng Group
Notes to Consolidated Financial Statement
2.            Summary of significant accounting policies - continued
Recently Adopted Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of areporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. We adopted this new guidance.
In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments. The new guidance requires the disclosure of thegross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, repurchase agreements, and securities lendingarrangements that are either offset or subject to an enforceable master netting arrangement, or similar agreements. We have adopted this new guidance.
In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes to financial statements) theeffects on the line items of the income statement for amounts reclassified out of AOCI. We have adopted this new guidance.
In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of areporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. We adopted this new guidance.
Recent Accounting Pronouncements Not Yet Adopted
In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon de-recognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning December 31, 2014.We do not anticipate material impacts on our financial statements upon adoption.
In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes to financial statements) theeffects on the line items of the income statement for amounts reclassified out of AOCI. We have adopted this new guidance.
(u) Fair Value of Financial Instruments
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

Yasheng Group
Notes to Consolidated Financial Statement
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
7.            Profit appropriation
Pursuant to the laws applicable to China’s Foreign Investment Enterprises, each of the Company’s subsidiaries in China must make appropriations from its after-tax profit to non-distributable reserve funds as determined by the Board of Directors. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP) until these reserves equal 50% of the amount of paid-in capital; the other fund appropriations are at the Company’s discretion. The undistributed profit is 111,875,965$, and transferred to Gansu Yasheng Agro-Industrial and Commerce Group Co. Ltd with replaced asset.

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
(a) Long term debt
The long-term debt, amounting to 45,666,684 $, of our company is mainly generated by the asset value of fruit vegetable franchise and that surpassed the replacement asset value (because of the insufficiency of replacement assets, the gap should be filled by an amount of debt,).
(b) Current portion of long term debt
This portion amounts to 45,666,684 $.
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

Yasheng Group
Notes to Consolidated Financial Statement
12.            Stockholders' Equity
The Company issued 2,068,428 new shares in 2015.
13.            Important considerations
On December 29, 2015 the Company completed a major asset replacement, replacing out assets and business of all its subsidiaries located in Gansu, and replacing in the management and business of fruit and vegetable base in China's Zhejiang. The assets and liabilities reflected in this report are the input assests and liabilities as of December 31, 2015. The profit and loss in the income statement are generated by the output assets from January 1, 2015 to December 29, 2015. The profit and loss generated from the input and output from December 29, 2015 to December 31, 2015 are neglected.
14.            Historical cost
Since the swap was effected between related Companies, we recognized a one-time charge to earnings due to the need to value the Swap-in assets at historical cost as compared to appraised valuation which was the valuation used by us before the Swap.