Form 10-K/A
period 2015-12-31
Yasheng Group
filed 2016-08-30
CIK 1123312

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
Name	Age	Position Held	Date Appointed/Elected
Weihao Cui	44	Chairman, Director, Chief Executive Officer and President	2016
Wu Mei Ping	45	Director	2003
Wang Deng Fu	59	Director	1998
Zhuang Hai Yun	46	Director, Chief Financial Officer, Secretary and Treasurer	2007, 2016
Wang Xitian	59	Director	2007
He Shurong	60	Director	2007
Wei Lefu	67	Director	2007
Yang Shengniu	56	Director	2008
Wei Tingwu	49	Director	2010
Yang Baoquan	49	Director	2010
Zhang Xinmin	46	Director	2010
Liu Darong	47	Director	2010
Wang Anxue	61	Director	2010

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
Wu Mei Ping. Ms. Wu sits on the Board of Directors.  She holds an honorary PhD in Architecture and a master of Business Administration.
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
Zhuang Hai Yun Chief Financial Officer,Director, Secretary, Treasurer

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
● Linhai City Tengfei Fruit & Vegetable Professional Cooperative Tangerine Plantation (9,200 MU)
● Linhai City Sitian Fruit & Vegetable Professional Cooperative Tangerine Plantation (16,000 MU)
● Linhai City Sitian Fruit & Vegetable Professional Cooperative Broccoli Plantation (24,000 MU)
● Taizhou City Huang Yan Hou Ao Asparagus and Bamboo Professional Cooperative Moso Bamboo Plantation (18,000 MU)
● Xianju County Xiajing Golden Plum Farming and Breeding Professional Cooperative Waxberry Plantation (9,057 MU)

Incorporated by reference to Form 14C, Exhibit 2 thereto, filed with SEC, December 4, 2015.

23.1	Consent of Gansu Hong Xin Independent Registered Accounting Firm (5)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act. (5)
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act. (5)
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act. (5)
36	Charter of the Compensation Committee (4)
37	Charter of the Corporate Governance and Nominating Committee (4)
99.1	Charter of the Audit Committee (4)

* Filed herewith
(1) Incorporated by reference to Form 8-K filed with the SEC on June 18, 2004
                      (2) Incorporated by reference to Form 8-K filed with the SEC on July 16, 2004
(3) Incorporated by reference to Form 8-K filed with the SEC on October 18, 2010
(4) Incorporated by reference to Form 8-K filed with the SEC on October 14, 2010
(5) Incorporated by reference to Form 10-K filed with the SEC on August 30, 2016

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